Form 10-Q
period 2016-09-30
Audentes Therapeutics, Inc.
filed 2016-11-10
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 8, 2016, there were 21,725,163 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2016	2015
Assets	Unaudited
Current assets:
Cash and cash equivalents	$87,067	$72,058
Short-term investments	32,113	23,169
Restricted cash	1,242	730
Prepaid expenses and other current assets	4,846	3,682
Total current assets	125,268	99,639
Restricted cash - long-term	2,930	2,930
Property and equipment, net	18,885	2,968
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	36	301
Total assets	$158,750	$117,469
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,725	$2,789
Accrued liabilities	7,112	4,797
Facility lease obligations	307	137
Total current liabilities	10,144	7,723
Facility lease obligations	2,411	519
Contingent acquisition consideration payable	4,574	4,278
Deferred tax liability, net	3,260	3,260
Total liabilities	20,389	15,780
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 and 0 shares authorized as of September 30, 2016 and December 31, 2015; 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Convertible preferred stock, Series Seed, $0.00001 par value; 0 and 1,400,000 shares authorized as of September 30, 2016 and December 31, 2015; 0 and 627,867 shares issued and outstanding as of September 30, 2016 and December 31, 2015, aggregate liquidation preference of $0 and $1,400 as of September 30, 2016 and December 31, 2015, respectively	-	1,378
Convertible preferred stock, Series A, $0.0001 par value; 0 and 11,199,876 shares authorized as of September 30, 2016 and December 31, 2015; 0 and 5,022,876 shares issued and outstanding as of September 30, 2016 and December 31, 2015, aggregate liquidation preference of $0 and $30,000 as of September 30 2016 and December 31, 2015, respectively	-	28,757
Convertible preferred stock, Series B, $0.0001 par value; 0 and 8,570,366 shares authorized as of September 30, 2016 and December 31, 2015; 0 and 3,843,604 shares issued and outstanding as of September 30, 2016 and December 31, 2015, aggregate liquidation preference of $0 and $43,026 as of September 30, 2016 and December 31, 2015, respectively	-	42,835
Convertible preferred stock, Series C, $0.0001 par value; 0 and 9,684,789 shares authorized as of September 30, 2016 and December 31, 2015; 0 and 4,325,954 shares issued and outstanding as of September 30, 2016 and December 31, 2015, aggregate liquidation preference of $0 and $65,000 as of September 30, 2016 and December 31, 2015, respectively	-	62,780
Common stock, $0.00001 par value, 300,000,000 and 50,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 21,702,852 and 2,207,551 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	219,098	6,692
Accumulated deficit	(80,735)	(40,743)
Accumulated other comprehensive loss	(2)	(10)
Total stockholders' equity	138,361	101,689
Total liabilities and stockholders' equity	$158,750	$117,469

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Unaudited
Operating expenses:
Research and development	$12,531	$5,295	$32,171	$12,335
General and administrative	2,942	1,704	8,043	4,359
Total operating expenses	15,473	6,999	40,214	16,694
Loss from operations	(15,473)	(6,999)	(40,214)	(16,694)
Interest income	116	54	305	178
Other (expense) income, net	(12)	(86)	(83)	17
Net loss	(15,369)	(7,031)	(39,992)	(16,499)
			-	-
Unrealized (losses) gains on short-term investments	(4)	15	9	5
Net loss and comprehensive loss	$(15,373)	$(7,016)	$(39,983)	$(16,494)
			-	-
Net loss per share, basic and diluted	$(0.94)	$(5.48)	$(5.74)	$(19.20)
Weighted-average number of shares used in computing net loss per share, basic and diluted	16,423,894	1,283,882	6,962,446	859,219

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	Unaudited
Cash flows from operating activities:
Net loss	$(39,992)	$(16,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on investments	202	491
Depreciation and amortization	932	97
Stock-based compensation	1,306	478
Accretion of asset retirement obligation	101	-
Non-cash change in fair value of contingent acquisition consideration payable	296	43
Loss on disposal of property and equipment	66	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,091)	(374)
Other assets	68	(195)
Accounts payable	(1,071)	(314)
Accrued liabilities	1,218	870
Facility lease obligations	1,494	(2)
Net cash used in operating activities	(36,471)	(15,405)

Cash flows from investing activities:
Additions to restricted cash	(512)	(2,660)
Cash acquired from acquisition	-	142
Proceeds from sales of property and equipment	15	-
Purchases of property and equipment	(14,357)	(860)
Proceeds from sales and maturities of marketable securities	43,797	16,622
Purchases of marketable securities	(52,813)	(33,900)
Net cash used in investing activities	(23,870)	(20,656)
Cash flows from financing activities:
Proceeds from exercise of stock options	142	25
Proceeds from issuance of common stock from initial public offering, net of offering costs	75,208	-
Net cash provided by financing activities	75,350	25
Net increase (decrease) in cash and cash equivalents	15,009	(36,036)
Cash and cash equivalents at beginning of period	72,058	45,599
Cash and cash equivalents at end of period	$87,067	$9,563

Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$2,493	$396
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$135,750	$-
Deferred financing costs for initial public offering	$2,333
Net assets acquired and stock issued for the Cardiogen acquisition	$-	$8,513
Deferred preferred stock issuance costs	$-	$140
Issuance of common stock in exchange for license	$-	$128

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

Audentes Therapeutics, Inc., or the Company, was incorporated in the State of Delaware on November 13, 2012. The Company is a biotechnology company focused on developing and commercializing gene therapy products for patients suffering from serious, life-threatening rare diseases caused by single gene defects. The Company operates in one business segment, with its corporate headquarters located in San Francisco, California and its manufacturing and research operations located in South San Francisco, California.

The accompanying consolidated financial statements include the accounts of Audentes Therapeutics, Inc., and its wholly owned subsidiary, Audentes Therapeutics UK Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering

On July 19, 2016, the Company’s Registration Statement on Form S-1 (File No. 333-208842) relating to the initial public offering, or IPO, of its common stock was declared effective by the Securities and Exchange Commission, or SEC. Pursuant to such Registration Statement, the Company sold an aggregate of 5,675,000 shares of its common stock (inclusive of 675,000 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $15.00 per share for aggregate cash proceeds of $75.2 million, net of underwriting discounts, commissions, and offering costs. The sale of 5,000,000 shares in the IPO closed on July 25, 2016 and the sale of 675,000 shares, pursuant to the underwriters’ option, closed on August 23, 2016.

On July 25, 2016, immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 13,820,301 shares of common stock.

Reverse Stock Split

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success largely depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and as of September 30, 2016 had an accumulated deficit of $80.7 million. The Company intends to raise additional capital through the issuance of additional equity and potentially through strategic alliances with partner companies. If financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the nine months ended September 30, 2016, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Prospectus dated July 19, 2016, filed with the SEC on July 20, 2016 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or Prospectus.

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

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

Concentration of Risk

As of September 30, 2016, the Company had collaborative research and development arrangements in place with the University of Florida and the University of Pennsylvania that included, among other services, the conduct of preclinical studies to support IND filings in Pompe Disease and Crigler-Najjar, respectively. If the Company were to experience any disruption in the ability of these parties to continue to provide services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources for those services. Additionally, during the third quarter of 2016, the Company began operations at its manufacturing facility in South San Francisco, California.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which requires the Company’s management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. The pronouncement is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s financial statements and disclosures.

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

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. It also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	September 30, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)

Money market funds	$14,192	$14,192	$-	$-
Commercial paper	15,430	-	15,430	-
Corporate debt securities	10,868	-	10,868	-
U.S. government agency securities	10,013	-	10,013	-
Total financial assets	$50,503	$14,192	$36,311	$-

	December 31, 2015
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)

Money market funds	$19,787	$19,787	$-	$-
Commercial paper	3,996	-	3,996	-
Corporate debt securities	16,540	-	16,540	-
U.S. government agency securities	4,014	-	4,014	-
Total financial assets	$44,337	$19,787	$24,550	$-

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

The total financial assets listed above do not included cash held in our primary operating bank accounts of $68.7 million and $54.6 million as of September 30, 2016 and December 31, 2015, respectively.

Liabilities Measured at Fair Value

The Company’s financial liabilities are valued based upon observable inputs when available or upon estimates made by management. The following tables set forth the fair value of the Company’s financial liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)

Contingent acquisition consideration payable	$4,574	$-	$-	$4,574
Asset retirement obligation	704	-	-	704
Total financial liabilities	$5,278	$-	$-	$5,278

	December 31, 2015
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)

Contingent acquisition consideration payable	$4,278	$-	$-	$4,278
Asset retirement obligation	136	-	-	136
Total financial liabilities	$4,414	$-	$-	$4,414

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

The following is a summary of the contingent acquisition consideration payable, recorded as a non-current liability in the accompanying consolidated balance sheets:

Amount
(in thousands)

Balance, December 31, 2015	$4,278
Change in fair value of contingent acquisition consideration payable	296
Balance, September 30, 2016	$4,574

Under the terms of its sublease for manufacturing facilities, the Company assumed an asset restoration obligation from the previous tenant. The liability is being accreted, or increased, and recorded as rent expense throughout the remainder of the lease term until the full estimated obligation to restore the building to its original condition is recognized in the condensed consolidated balance sheet. The asset retirement obligation is included in facilities lease obligations in the accompanying consolidated balance sheets.

Amount
(in thousands)

Balance, December 31, 2015	$136
Asset retirement obligation accretion expense	101
Addition of asset retirement obligation payable	467
Balance, September 30, 2016	$704

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)

Furniture and office equipment	$584	$168
Computer equipment	79	67
Software	154	87
Leasehold improvements	11,673	64
Laboratory equipment	2,888	723
Manufacturing equipment	4,498	-
Construction in progress	85	2,063
Total property and equipment	19,961	3,172
Less accumulated depreciation and amortization	(1,076)	(204)
Property and equipment, net	$18,885	$2,968

Property and equipment depreciation expense for the three months ended September 30, 2016 and 2015 was $642,000 and $46,000, respectively. Property and equipment depreciation expense for the nine months ended September 30, 2016 and 2015 was $932,000 and $97,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in thousands)

Accrued payroll and related expenses	$2,491	$1,152
Accrued research and development expenses	4,349	2,682
Accrued professional services	3	740
Other	269	223
Total accrued liabilities	$7,112	$4,797

Facility Lease Obligations

Facility lease obligations consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Long-term	Current	Total	Long-term	Current	Total
	(in thousands)

Equipment purchase obligation	$-	$71	$71	$44	$107	$151
Asset retirement obligation	704	-	704	136	-	136
Deferred rent	1,707	236	1,943	339	30	369
	$2,411	$307	$2,718	$519	$137	$656

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

5.	License and Collaboration Agreements

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

As consideration for the licensed rights, the Company paid the University of Pennsylvania an upfront fee of $0.5 million, as well as $4.5 million for certain preclinical development activities, which were included in research and development expenses. The Company is obligated to pay the University of Pennsylvania (i) up to an aggregate of $6.0 million for preclinical development activities agreed upon by both parties, subject to adjustment based on the work plan, which amount includes the $4.5 million already paid, (ii) up to an aggregate of $13.7 million in development, regulatory and net sales milestone payments for the first licensed product; (iii) low to mid single-digit royalty percentages on tiered annual net sales of the licensed products sold by the Company, its affiliates or sublicensees and (iv) mid single-digit to low double-digit percentages of any sublicense fees the Company receives from third parties for the grant of sublicenses to any licensed patent rights.

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

Upon execution of the license and collaboration agreement with the University of Pennsylvania, the Company met the conditions of a contractual milestone pursuant to its license agreement with REGENXBIO Inc. relating to Crigler-Najjar. Subsequently, the Company made a payment of $0.4 million to REGENXBIO Inc., which is included in research and development expense for the nine months ended September 30, 2016.

Other Agreements

During the third quarter of 2016, the Company entered into two intellectual property license agreements to develop and commercialize products in multiple therapeutic areas. Pursuant to the agreements, the Company paid an aggregate $0.1 million upfront that was recorded as research and development expense for the three and nine months ended September 30, 2016. The agreements also provide for the Company to pay up to an aggregate $1.9 million in contingent future development and commercialization milestones, a royalty on related product sales of 1% or less, and a portion of any sub-license fees received by the Company.

6.	Stock Compensation

Equity Incentive Plans

Under the Company’s 2012 Equity Incentive Plan, or the 2012 Plan, a total of 3,107,517 shares were reserved for issuance. In July 2016, the Company ceased granting awards under the 2012 Plan and rolled the remaining 682,994 shares available for grant into the 2016 Equity Incentive Plan, or 2016 Plan, which was adopted on July 18, 2016. Under the terms of the 2012 Plan, options were granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options were not to be less than 110% of fair market value, as determined by the board of directors. The terms of options granted under the 2012 Plan do not exceed ten years.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

A total of 1,500,000 shares were reserved for issuance under the 2016 Plan in addition to the 682,994 shares rolled into the 2016 Plan from the 2012 Plan. At September 30, 2016, 1,925,602 shares were available for future grant. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. Under the terms of the 2016 Plan, in general, options will vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The term of options granted under the 2016 Plan is limited to ten years.

The following table summarizes option activity for the nine months ended September 30, 2016:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)

Balance, December 31, 2015	751,661	2,303,862	$3.60	9.2	$13,593
Increase to authorized shares	1,500,000	-
Options granted	(564,627)	564,627	$10.58
Options exercised	-	(123,713)	$1.15
Options forfeited	238,038	(238,038)	$4.51
Options cancelled	530	(530)	$5.44
Balance, September 30, 2016	1,925,602	2,506,208	$4.27	8.64	$31,160

Exercisable, September 30, 2016		780,404	$2.47	7.96	$11,975

Vested and expected to vest, September 30, 2016		2,396,940	$5.29	8.70	$30,010

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2016. During the nine months ended September 30, 2016, 123,713 options with an intrinsic value of approximately $1,033,000 were exercised. On the exercise dates, the Company received cash payments from five employees and one non-employee of approximately $122,000 and $20,000, respectively. During the nine months ended September 30, 2015, 31,394 options with an intrinsic value of approximately $44,000 were exercised. On the exercise date, the Company received cash payment from one employee of approximately $25,000.

Stock-based compensation expense by category was as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$341	$45	$736	$129
General and administrative	258	43	683	219
Total stock-based compensation expense	$599	$88	$1,419	$348
Employees	$563	$80	$1,228	$208
Non-employees	36	8	191	140
Total stock-based compensation expense	$599	$88	$1,419	$348

The weighted average grant date fair value of employee options granted during the three months ended September 30, 2016 and 2015 was $9.29 and $1.53 per share, respectively. The weighted average grant date fair value of employee options granted during the nine months ended September 30, 2016 and 2015 was $7.06 and $1.55 per share, respectively. As of September 30, 2016, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $6,182,000 which the Company expects to recognize over an estimated weighted average period of 2.86 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

The fair value of stock options for employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Expected term (in years)	5.5-6.1	6.1	5.5-6.1	6.1
Expected volatility	68-70%	81%	68-70%	81-85%
Risk-free interest rate	1.2-1.3%	1.8%	1.2-1.5%	1.3-1.8%
Expected dividend yield	0%	0%	0%	0%

There were no non-employee options granted during the three months ended September 30, 2016 and 2015. The weighted-average grant date fair value of non-employee options granted during the nine months ended September 30, 2016 and 2015 was $5.67 and $1.60, respectively. Options and awards to non-employees are recorded at fair value and remeasured at the end of each period.  As of September 30, 2016, the total unrecognized compensation expense related to unvested non-employee options, net of estimated forfeitures, was approximately $217,000, which the Company expects to recognize over an estimated weighted average period of 1.93 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

The fair value of stock options for non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Expected term (in years)	7.2-9.6	8.0-9.7	7.2-10.0	8.0-10.0
Expected volatility	68-73%	69-72%	68-73%	69-72%
Risk-free interest rate	1.3-1.6%	1.9-2.3%	1.3-2.1%	1.6-2.3%
Expected dividend yield	0%	0%	0%	0%

2016 Employee Stock Purchase Plan

On July 19, 2016, the 2016 Employee Stock Purchase Plan, or the 2016 ESPP was adopted.  The 2016 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company initially reserved 210,000 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31.

The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of September 30, 2016, the initial offering periods had not commenced.

7.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2016 and 2015 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

8.	Commitments and Contingencies

In July 2015, the Company entered into a sub-lease agreement for approximately 22,000 square feet of manufacturing space in South San Francisco, California for an initial term that expires in May 2017 having total minimum lease payments due of $0.9 million. In November 2015, the Company purchased an option that it subsequently exercised in May 2016 to enter into a ten-year lease for the existing 22,000 square feet plus approximately 17,000 additional square feet of manufacturing space, which will become effective in June 2017. The total minimum lease payments due pursuant to the exercised lease option aggregate $7.3 million.

In April 2016, the Company entered into a sublease agreement with TerraVia, Inc., formerly Solazyme, Inc., to sublease approximately 8,983 square feet of research and development laboratory space in South San Francisco with total minimum lease payments of $0.6 million over an approximately two-year term.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

9.	Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and nine months ended September 30, 2016 and 2015, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)

Net loss	$(15,369)	$(7,031)	$(39,992)	$(16,499)
Weighted-average number of shares used in computing net loss per share	16,423,894	1,283,882	6,962,446	859,219
Net loss per share, basic and diluted	$(0.94)	$(5.48)	$(5.74)	$(19.20)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2016	2015

Convertible preferred stock (on an as-if-converted basis)	-	13,820,301
Stock options to purchase common stock	2,506,208	2,303,862
Restricted stock subject to future vesting	-	95,595
	2,506,208	16,219,758

10.Related Party Transactions

There were no related party transactions in the three months ended September 30, 2016 and 2015. Aggregate payments in connection with related party transactions totaled approximately $8,000 and $63,000 during the nine months ended September 30, 2016 and 2015, respectively, and consisted of cost reimbursements to certain investors.

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

Overview

We are a biotechnology company focused on developing and commercializing gene therapy products for patients suffering from serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the affected gene to cells, resulting in production of the normal protein. Our vision is to become a fully integrated biotechnology company. In pursuit of this goal, we are executing on our core strategic initiatives, which include the advancement of our portfolio of product candidates, the development of proprietary in-house manufacturing capabilities and the expansion of our pipeline. We have assembled a world-class team with expertise in gene therapy, rare disease drug development and commercialization, and biologics manufacturing.

We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We plan to submit an Investigational New Drug application, or IND, or Clinical Trial Authorisations or CTA, for AT132 in the first quarter of 2017, and for AT342 and AT982 in the fourth quarter of 2016. We expect to have preliminary data from all three programs by the end of 2017. Given the available clinical and regulatory pathways, we believe that the rarity and severity of the diseases we target may provide advantages for drug development, including the potential for expedited development and regulatory review, and market exclusivity. We maintain full global rights to all of our product candidates.

We have built our portfolio of product candidates in part by engaging in strategic transactions with third parties. In July 2013, we entered into a license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we obtained intellectual property rights related to AT132 and AT982. In January 2014, we entered into a collaborative development agreement with Genethon, pursuant to which we acquired intellectual property rights related to AT132 in exchange for granting Genethon the exclusive right to manufacture materials for preclinical and early clinical development, subject to Genethon’s ability to supply required quantities in accordance with applicable timelines, and the funding for certain research and development activities related to AT132. In July 2015, we entered into a license with the University of Florida Research Foundation, or UFRF, pursuant to which we obtained intellectual property rights related to AT982. In August 2015, in connection with our acquisition of Cardiogen Sciences, Inc., or Cardiogen, we acquired a license agreement with Fondazione Salvatore Maugeri, or FSM, pursuant to which we obtained a license to FSM’s intellectual property rights related to AT307 and certain other products that we may develop related to the treatment of several additional inherited arrhythmias. In November 2015, we entered into two additional license agreements with REGENXBIO, pursuant to which we obtained intellectual property rights related to AT307 and AT342. In May 2016, we entered into a license and collaboration agreement with The Trustees of the University of Pennsylvania, or the University of Pennsylvania, pursuant to which we obtained a license to develop and commercialize a gene therapy product for Crigler-Najjar.Upon execution of the license and collaboration agreement with the University of Pennsylvania, we met the conditions of a contractual milestone under our Crigler-Najjar license agreement with REGENXBIO, and made a required payment of $0.4 million to REGENXBIO. We also paid the University of Pennsvlvania an upfront fee of $0.5 million, as well as $3.0 million for certain preclinical development activities. In June 2016, we paid the University of Pennsylvania an additional $1.5 million for preclinical development activities. We may be required to make additional milestone payments and pay royalties and other amounts to third parties pursuant to our license and collaboration agreements as we further develop and commercialize our product candidates.

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $26.5 million and $10.8 million for the years ended December 31, 2015 and 2014, respectively, and $40.0 million and $16.5 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $80.7 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
•

add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our transition to operating as a public company

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock and through the issuance and sale of our common stock pursuant to our recently completed initial public offering, or IPO, of common stock. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $119.2 million. On July 19, 2016, our Registration Statement on Form S-1 relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 5,675,000 shares of our common stock (inclusive of 675,000 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $15.00 per share for aggregate cash proceeds of $75.2 million, net of underwriting discounts, commissions, and offering costs. The sale of 5,000,000 shares in the IPO closed on July 25, 2016 and the sale of 675,000 shares pursuant to the underwriters’ option closed on August 23, 2016.

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

Financial Operations Overview

Research and Development Expenses

Research and development program expenses consist primarily of external costs incurred for the development of our product candidates, which include:

•	expenses incurred under agreements with consultants, third-party contract organizations and investigative clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers and manufacturing input costs for use in internal manufacturing processes; and
•	costs related to in-licensing of rights to develop and commercialize our product candidate portfolio.

Personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate and consist primarily of:

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense;
•	lab supplies and equipment used for internal research and development activities;
•	internal manufacturing expenses; and
•	the change in fair value of contingent acquisition consideration payable.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks performed by others using information and data provided to us by our vendors, collaborators and third-party service providers. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed.

The largest component of our operating expenses has historically been our investment in research and development activities. However, we do not allocate personnel and other costs, such as salaries, benefits, stock-based compensation expense and indirect internal program costs to product candidates on a program-specific basis.

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

AT132 program costs	$3,987	$1,970	$10,214	$4,616
AT982 program costs	655	818	1,614	1,677
AT342 program costs	1,204	-	3,241	-
AT307 program costs	104	19	295	26
Personnel, non-program, and unallocated program costs	6,581	2,488	16,807	6,016
	$12,531	$5,295	$32,171	$12,335

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, including rent and maintenance of facilities, depreciation and amortization expense and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonuses, payroll taxes, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our product candidates and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The NASDAQ Global Market, additional insurance expenses, investor relations activities and other administration and professional services.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Other Income, net

Other income, net consists of foreign currency transaction gains and losses incurred during the period.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to business combinations, contingent consideration payable, accrued research and development costs, and stock-based compensation expense are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Recent Accounting Pronouncements

Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three and nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in the Prospectus that are of significance or potential significance to us.

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)

Operating expenses
Research and development	$12,531	$5,295	$7,236
General and administrative	2,942	1,704	1,238
Total operating expenses	15,473	6,999	8,474
Loss from operations	(15,473)	(6,999)	(8,474)
Interest income	116	54	62
Other loss, net	(12)	(86)	74
Net loss	$(15,369)	$(7,031)	$(8,338)

Research and Development

Research and development expenses increased by $7.2 million, or 137%, to $12.5 million for the three months ended September 30, 2016 from $5.3 million for the three months ended September 30, 2015. The increase was primarily due to a $2.0 million increase in personnel costs and a $0.4 million increase in facilities costs due to an increase in our research and development headcount. In addition, there was a $2.0 million increase in expenses related to our AT132 program, as we conducted additional preclinical studies, increased manufacturing of study materials and incurred consulting and initiation costs in preparation for future clinical trials. In addition, there was a $1.3 million increase in expenses related to our AT342 and AT307 programs, which we initiated in late 2015. There was also an increase of $1.7 million for lab supplies and other expenses related to expanded research and development activities in support of preclinical research and manufacturing process development.

General and Administrative

General and administrative expenses increased by $1.2 million, or 73%, to $2.9 million for the three months ended September 30, 2016 from $1.7 million for the three months ended September 30, 2015. The increase was primarily due to a $0.5 million increase in personnel and consulting costs, a $0.3 million increase in facilities-related costs, and a $0.2 million increase in stock-based compensation expense due to an increased headcount.

Interest Income

Interest income increased by $62,000, or 115%, to $116,000 for the three months ended September 30, 2016 from $54,000 for the three months ended September 30, 2015, as we invested the funds we received from our equity financings into short duration fixed-income securities.

Other Loss, Net

Other loss, net decreased $74,000, or 86%, to a loss of $12,000 for the three months ended September 30, 2016 from a loss of $86,000 for the three months ended September 30, 2015. The decrease was primarily due to there being no foreign currency transaction losses during the three months ended September 30, 2016.

Comparison of the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)

Operating expenses
Research and development	$32,171	$12,335	$19,836
General and administrative	8,043	4,359	3,684
Total operating expenses	40,214	16,694	23,520
Loss from operations	(40,214)	(16,694)	(23,520)
Interest income	305	178	127
Other income (loss), net	(83)	17	(100)
Net loss	$(39,992)	$(16,499)	$(23,493)

Research and Development

Research and development expenses increased by $19.8 million, or 161%, to $32.2 million for the nine months ended September 30, 2016 from $12.4 million for the nine months ended September 30, 2015. Contributing to the increase was a $5.0 million increase in personnel costs and a $1.6 million increase in facilities costs as we added to our research and development headcount. In addition, there was a $5.6 million increase in expenses related to our AT132 program, as we conducted additional preclinical studies, increased manufacturing of study materials and incurred consulting and initiation costs in preparation for future clinical trials. In addition, there was a $3.5 million increase in expenses for our AT342 and AT307 programs, which we initiated late in 2015. There was also an increase of $4.2 million for lab supplies and other expenses related to expanded research and development activities in support of preclinical research and manufacturing process development.

General and Administrative

General and administrative expenses increased by $3.6 million, or 850%, to $8.0 million for the nine months ended September 30, 2016 from $4.4 million for the nine months ended September 30, 2015. The increase was primarily due to a $1.6 million increase in personnel and consulting costs, a $0.7 million increase in facilities-related costs, a $0.5 million increase in stock-based compensation expense, a $0.3 million increase in insurance costs, and a $0.2 million increase in accounting fees.

Interest Income

Interest income increased by $0.1 million, or 71%, to $0.3 million for the nine months ended September 30, 2016 from $0.2 million for the nine months ended September 30, 2015, as we invested the funds we received from our equity financings into short duration fixed-income securities.

Other Income, Net

Other income (loss), net decreased by $100,000, or 588%, to a loss of $83,000 for the nine months ended September 30, 2016 from an income of $17,000 for the nine months ended September 30, 2015. The decrease was due to a reduction in foreign currency transaction gains resulting from Euro-based invoices settled in U.S. dollars and losses on disposals of equipment.

Liquidity, Capital Resources and Plan of Operations

Since our inception in 2012 through September 30, 2016, our operations have been financed solely by net proceeds of $135.8 million from the sale of shares of our convertible preferred stock and $75.2 million from the sale of common stock from our IPO. As of September 30, 2016, we had $119.2 million in cash, cash equivalents, and short-term investments and an accumulated deficit of $80.7 million.

On July 19, 2016, our Registration Statement on Form S-1 relating to our IPO, of our common stock was declared effective by the Securities and Exchange Commission, or SEC. Pursuant to such Registration Statement, we sold an aggregate of 5,675,000 shares of our common stock (inclusive of 675,000 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $15.00 per share for aggregate cash proceeds of $75.2 million, net of underwriting discounts, commissions, and offering costs. The sale of 5,000,000 shares in the IPO closed on July 25, 2016 and the sale of 675,000 shares pursuant to the underwriters’ option closed on August 23, 2016.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Cash used in operating activities	$(36,471)	$(15,405)
Cash used in investing activities	(23,870)	(20,656)
Cash provided by financing activities	75,350	25
Net increase (decrease) in cash and cash equivalents	$15,009	$(36,036)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2016 was $36.5 million. Our net loss was $40.0 million, which included noncash charges of $2.9 million, consisting primarily of $1.3 million of stock-based compensation expense, $0.9 million of depreciation and amortization expense, a $0.3 million change in the fair value of the contingent acquisition consideration liability, and $0.2 million of amortization of investment discounts. The change in our net operating assets was primarily the result of an increase in our prepaid expenses, primarily for research and development contracts, and other current assets by $1.3 million and an increase in our accounts payable and accrued liabilities by a net $0.1 million.

Cash used in operating activities for the nine months ended September 30, 2015 was $15.4 million. Our net loss was $16.5 million, which was partially offset by noncash charges of $1.1 million primarily for amortization of discounts on investments of $0.5 million and stock-based compensation expense of $0.5 million. The change in our net operating assets and liabilities for the period was due primarily to an increase in accounts payable of $0.3 million as a result of payment timing and an increase in prepaid expenses and other current assets of $0.4 million due to prepayments for our research and development activities, which was partially offset by an increase in accrued liabilities of $0.9 million due to our operational expansion.

Cash Flows from Investing Activities

Cash used for investing activities was $23.9 million for the nine months ended September 30, 2016, primarily due to purchases of property and equipment of $14.4 million and purchases of marketable securities of $52.8 million, partially offset by the sale or maturity of marketable securities of $43.8 million. In addition, we transferred $0.5 million to restricted cash.

Cash used for investing activities was $20.7 million for the nine months ended September 30, 2015 and was primarily related to purchases of marketable securities for $33.9 million and purchases of property and equipment for $0.9 million, partially offset by the maturity or sale of investments of $16.6 million and cash received in the acquisition of Cardiogen of $0.1 million. In addition, we transferred $2.7 million to restricted cash.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was related to proceeds from the IPO of $75.2 million and proceeds from the exercise of stock options of $0.1 million. There were no material financing activities during the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

At September 30, 2016, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations or other commitments during the three months ended September 30, 2016.

Lease Agreements

In July 2015, we entered into a sub-lease agreement for approximately 22,000 square feet of manufacturing space in South San Francisco, California for an initial term that expires in May 2017 with total minimum lease payments due of $0.9 million. In November 2015, we purchased an option that we subsequently exercised in May 2016 to enter into a ten-year lease for the existing 22,000 square feet plus approximately 17,000 additional square feet of manufacturing space, which will become effective in June 2017. The total minimum lease payments due for this extension aggregate $7.3 million.

In April 2016, we entered into a sublease agreement with TerraVia, Inc., formerly Solazyme, Inc., to sublease approximately 8,983 square feet of research and development laboratory space in South San Franciscowith total minimum lease payments of $0.6 million over an approximately two-year term.

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

As consideration for the licensed rights, we paid the University of Pennsylvania an upfront fee of $0.5 million, as well as $4.5 million for certain preclinical development activities, which were included in research and development expenses. We are obligated to pay the University of Pennsylvania (i) up to an aggregate of $6.0 million for preclinical development activities agreed upon by both parties, subject to adjustment based on the work plan, which amount includes the $4.5 million already paid, (ii) up to an aggregate of $13.7 million in development, regulatory and net sales milestone payments for the first licensed product; (iii) low to mid single-digit royalty percentages on tiered annual net sales of the licensed products sold by us, our affiliates or sublicensees and (iv) mid single-digit to low double-digit percentages of any sublicense fees we receive from third parties for the grant of sublicenses to any licensed patent rights.

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

Upon execution of the license and collaboration agreement with the University of Pennsylvania, we met the conditions of a contractual milestone pursuant to its license agreement with REGENXBIO Inc. relating to Crigler-Najjar. Subsequently, we made a payment of $0.4 million to REGENXBIO Inc., which is included in our research and development expense for the nine months ended September 30, 2016.

Other License and Collaboration Agreements

During the third quarter of 2016, we entered into two intellectual property license agreements to develop and commercialize products in multiple therapeutic areas. Pursuant to the agreements, we paid an aggregate $0.1 million upfront that was recorded as research and development expense during the three and nine months ended September 30, 2016. The agreements also provide for us to pay up to an aggregate $1.9 million in contingent future development and commercialization milestones, a royalty on related product sales of 1% or less, and a portion of any sub-license fees we receive.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $119.2 million and $95.2 million as of September 30, 2016 and December 31, 2015, respectively, which consisted of bank deposits, money market funds and marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2016 or December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016 as a result of the material weakness described below.

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

We have implemented measures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of this material weakness, including the hiring of our Chief Financial Officer and other finance and accounting personnel and establishing new accounting and financial reporting procedures, policies, processes and information technology systems to have in place an appropriate level of internal control over financial reporting. We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2015 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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

Though viral vectors similar to ours have been evaluated by others in clinical trials, our product candidates have never been evaluated in human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Other companies conducting gene therapy clinical trials, which we believe serve as proof-of-concept for our product candidates, utilize adeno-associated viral vectors, or AAV vectors, similar to ours. For example, in October 2016, a company developing gene therapy products publicly reported positive interim results from an ongoing Phase 1 trial of a product candidate intended to treat spinal muscular atrophy, a rare neuromuscular disease. However, this study and others like it should not be relied upon as evidence that our planned clinical trials will succeed. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and initial positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. Our planned clinical trials will be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC. As of April 2016, the new NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (IRB or the Institutional Biosafety Committee, or IBC,) to request a public RAC review based on their own review of the protocol and NIH requirements.  Regardless of the request for public review, NIH RAC members make their own assessment as to whether the protocol would significantly benefit from a public RAC review. The RAC’s recommendations are shared with the FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body approval can be issued. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

We have established relationships with research facilities, CMOs and our collaborators to manufacture and supply our product candidates for preclinical and clinical studies. We plan to manufacture AT132 in our own facilities, and anticipate transferring the production of AT342 to our own facility after initial process development work has been done by a CMO. AT982 is currently manufactured by the University of Florida in a facility that we believe complies with cGMPs. We have invested in a state-of-the-art cGMP facility in South San Francisco, and are developing and implementing novel in-house production technologies. As we scale our internal manufacturing capabilities, we plan to transition all process development and manufacturing activities to our own facilities. Before we can begin to manufacture our product candidates in our own facility for our planned clinical trials or for commercial production, we must demonstrate to the FDA that our planned chemistry, manufacturing and controls for our gene therapy product candidates meet applicable requirements. A manufacturing authorization must be obtained from the appropriate European Union regulatory authorities. Because no gene therapy product has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. Though we are preparing to commence manufacturing our product candidates for preclinical studies and our planned clinical trials in our manufacturing facility beginning in the fourth quarter of 2016, delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing process may delay or disrupt our development efforts.

We expect that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. Additionally, given that cGMP gene therapy manufacturing is a nascent industry, there are only a small number of CMOs with the experience necessary to manufacture our product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and, accordingly, our production capacity may be limited. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We do not have complete control over any current or future third-party manufacturers’ processes and compliance with applicable regulations.

We currently utilize one third-party manufacturer in a limited capacity and may in the future utilize other third-party manufactures. Third-party manufacturers may not have the experience or ability to produce our product candidates at commercial levels within our planned timeframe and cost parameters, and such manufacturers may run into technical or scientific issues that we may be unable to resolve in a timely manner or with available funds. Additionally, the manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and applicable non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Third-party manufacturers’ must demonstrate to the FDA that they can make the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any third-party manufacturer fails to comply with FDA or applicable non-U.S. regulatory requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.

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

In addition to our relationship with the University of Pennsylvania, for some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

In addition, our collaboration with the University of Pennsylvania, and any future collaborations that we enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $26.5 million for the year ended December 31, 2015, and net losses of $15.4 million and $40.0 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, we had an accumulated deficit of $80.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2016, our cash, cash equivalents and short-term investments were $119.2 million. We expect that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements through 2018.

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

We are a preclinical company formed in November 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying potential product candidates and undertaking research and preclinical studies of our product candidates and establishing licensing arrangements. We have not yet demonstrated the ability to complete and report clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. We currently hold licenses or other rights for certain intellectual property, such as from REGENXBIO relating to various AAV vectors, from Genethon related to XLMTM, from the University of Pennsylvania relating to Crigler-Najjar, from the University of Florida Research Foundation relating to Pompe disease, and from the Fondazione Salvatore Maugeri relating to various nucleic acid sequences associated with single mutation arrhythmias related to CASQ2-CPVT.

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

Under our license agreements with REGENXBIO, the University of Florida Research Foundation, the University of Pennsylvania and FSM, we will be required to pay royalties based on our net revenues from sales of our products utilizing the technologies and products. These royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates and in the raising of funding. In addition, these agreements contain development obligations and we may not be successful in meeting all of the obligations in the future on a timely basis or at all. We may need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements. Delay or failure by any such third parties could adversely affect the continuation of our license agreements with third-party licensors. For example, although we are in the process of amending this provision, as well as other provisions, our Exclusive License Agreement with the University of Florida Research Foundation provides that the University of Florida Research Foundation has the right to terminate the agreement if we do not meet certain deadlines, such as submitting an IND or foreign equivalent in any country by October 31, 2016 or dosing the first patient in clinical trials in any country by March 31, 2017.

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

Many of our employees, consultants or advisors, and the employees, consultants or advisors of our licensors, are currently, or were previously, employed at or affiliated with universities, hospitals or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Moreover, some of our and our licensors’ employees, consultants or advisors are or have been affiliated with multiple institutions. There is no guarantee that such institutions will not challenge our or our licensors’ intellectual property ownership rights. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

We are highly dependent on the research and development, clinical and business development expertise of Matthew Patterson, our President and Chief Executive Officer, Dr. Suyash Prasad, our Chief Medical Officer, Dr. John Gray, our Head of Research and Development, Natalie Holles, our Chief Operating Officer, and Thomas Soloway, our Chief Financial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements or employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to raise new capital or effectively market and sell our product candidates once they are approved for commercial sale.

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

We currently maintain product liability insurance coverage of up to $10.0 million, which may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we begin clinical trials and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

None.

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

AUDENTES THERAPEUTICS, INC.

Date:	November 10, 2016	By:	/s/ Matthew Patterson
Matthew Patterson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2016	By:	/s/ Thomas Soloway
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