Form 10-K
period 2016-12-31
Audentes Therapeutics, Inc.
filed 2017-03-13
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37833

Audentes Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-1606174
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 California Street, 17th Floor San Francisco, CA	94108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 818-1001

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.00001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The NASDAQ Global Market on July 20, 2016. As of July 20, 2016, the aggregate market value of shares of common stock held by non-affiliates the registrant was $79.7 million based on the number of shares held by non-affiliates as of July 20, 2016 and based on the last reported sale price of the registrant’s common stock on July 20, 2016.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2017 was 21,889,196.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2016, is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, timing and results of preclinical and clinical development activities, and potential regulatory approval and commercialization of product candidates. In some cases, forward looking-statements may be identified by terminology such as “believe,” “may,” “will,” “should”, “predict”, “goal”, “strategy”, “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. These words are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As used in this Annual Report on Form 10-K, the terms “Audentes,” “the Company,” “we,” “us,” and “our” refer to Audentes Therapeutics, Inc. and, where appropriate, its consolidated subsidiary, unless the context indicates otherwise.

Item 1. Business.

Overview

We are a biotechnology company focused on developing and commercializing gene therapy products for patients suffering from serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the affected gene to cells, resulting in production of the normal protein. We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have an active Investigational New Drug application, or IND, for AT342, and we submitted an IND for AT132 in the first quarter of 2017. Our collaborating institution, the University of Florida, has submitted an investigator sponsored IND to conduct a proof-of-concept study of AT982 delivered via intra-muscular injection, and we are conducting IND-enabling preclinical work for the systemic administration of AT982 for the treatment of Pompe disease and exploratory preclinical work evaluating intrathecal delivery of AT982.  We expect to have preliminary data from the AT132, AT342 and AT982 programs in the second half of 2017, and plan to file an IND for AT307 in the second half of 2017. We maintain full global rights to all our product candidates.

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

Our mission is to dramatically and positively transform the lives of patients suffering from serious, life- threatening rare diseases with limited or no treatment options. For example, we are developing AT132 to treat XLMTM, a disease for which there are no approved therapies and from which approximately 50% of affected children die in the first 18 months of life. We believe our product candidates have the potential to provide long- lasting benefits, changing the lives of patients with these devastating diseases. Given the available clinical and regulatory pathways, we believe that the rarity and severity of the diseases we target may provide advantages for drug development, including the potential for expedited development and regulatory review, and market exclusivity.

We focus on the treatment of rare diseases caused by single gene, or monogenic, defects in DNA that we believe can be effectively addressed using gene therapy. Conventional approaches such as protein therapeutics attempt to replace the deficient protein, but they do not correct the underlying genetic defect causing the disease. In addition, protein therapeutics often require frequent administration by injection or infusion and often result in sub-optimal safety and efficacy. We believe gene therapy is an ideal treatment modality for diseases caused by monogenic defects. Our portfolio of product candidates employs the use of adeno-associated virus, or AAV, a small, non-pathogenic virus that is genetically engineered to function as a delivery vehicle, or vector, and is administered to a patient to introduce a healthy copy of a mutated gene to the body. AAV gene therapy vectors are modified such that they will not cause an infection like a normal virus, but are capable of delivering therapeutic genes into patients’ cells. Vectors derived from AAV have a well-established safety profile in humans and have been shown to effectively deliver genes to the liver, eye, muscle and brain. Preclinical and clinical data demonstrate that AAV vectors are capable of providing durable efficacy with a favorable adverse event profile due at least in part to AAV’s low immunogenic potential. AAV vectors can be described by the serotype, or strain, of the original virus isolate that was used to form the outer shell, or capsid, of the vector. We selected AAV8 and AAV9 as our in-licensed vector capsid serotypes, based on their biological properties, which we believe will translate into positive clinical effect in our target indications. For example, we believe AAV8 is advantageous for the treatment of Crigler-Najjar given its ability to penetrate the liver, the primary organ implicated in this disease pathology.

Our business model is to develop and commercialize a broad portfolio of gene therapy product candidates to treat rare diseases. We use a focused set of criteria to select product candidates that we believe have the best chance of success. These criteria include:

•	serious, life-threatening rare diseases;
•	monogenic diseases with well-understood biology;
•	disease characteristics well-suited for treatment with AAV gene therapy technology;
•	high potential for meaningful clinical benefit;
•	compelling preclinical data;
•	clear measures for evaluation in clinical trials; and
•	opportunities for expedited development through established regulatory pathways.

We have built a portfolio of gene therapy product candidates and we intend to further expand our portfolio over time. Set forth below is a table summarizing our development programs.

AT132. XLMTM is characterized by extreme muscle weakness, respiratory failure and early death with an estimated 50% mortality rate in the first 18 months of life. The disease is the result of mutations in the MTM1 gene that affect the production of myotubularin, an enzyme required for normal development and function of skeletal muscle. The incidence of XLMTM is estimated to be one in 50,000 male births. Currently, only supportive treatment options, such as ventilator use or a feeding tube, are available. We are developing AT132, an AAV8 vector containing a functional copy of the MTM1 gene, for the treatment of XLMTM. We believe AT132 may provide patients with significantly improved outcomes based on the ability of AAV8 to treat skeletal muscle. Preclinical study results in both canine and murine models of the disease demonstrated dramatic improvements in all outcomes, including histology, muscle strength, respiratory function and survival. Our goal is to achieve these same benefits in XLMTM patients following a single intravenous administration of AT132.

AT342. Crigler-Najjar is a rare, congenital autosomal recessive monogenic disease characterized by severely high levels of bilirubin in the blood and risk of irreversible neurological damage and death. Average life expectancy is reported as being 30 years of age with phototherapy. Crigler-Najjar is estimated to affect approximately one in 1,000,000 newborns. Infants with Crigler-Najjar develop severe jaundice shortly after birth resulting in rapid presentation and diagnosis. Crigler-Najjar is caused by mutations in the gene encoding the UGT1A1 (uridine-diphosphate (UDP)-glucuronosyltransferase (UGT) 1A1) enzyme resulting in an inability to convert unconjugated bilirubin to a water-soluble form that can be excreted from the body. Clinical diagnosis is confirmed via genetic testing of the UGT1A1 gene. The current standard of care for Crigler-Najjar is aggressive management of high bilirubin levels with persistent, daily phototherapy, usually for longer than 12 hours per day using intense fluorescent light focused on the bare skin, while the eyes are shielded. Phototherapy speeds bilirubin decomposition and excretion, lowering serum bilirubin levels. Phototherapy wanes in effectiveness beginning around age four due to thickening of the skin and a reduction in surface area to body mass ratio, and a liver transplant may be required for survival.

We are developing AT342, an AAV8 vector containing a functional version of the UGT1A1 gene. We have conducted a dose ranging study of AT342 in a Crigler-Najjar knockout mouse model.  In this study, a single tail vein injection of AT342 rapidly reduced and normalized bilirubin levels for the duration of the study, an effect that was seen across a range of doses.  Previously reported results demonstrate that administration of AAV8-UGT1A1 in newborn Crigler-Najjar mice significantly and durably reduced bilirubin levels, even at UGT1A1 liver expression levels of just five to eight percent of normal. We are advancing AT342 with the goal of administering a single dose that results in a robust, durable reduction in serum bilirubin, a reduction in or elimination of lengthy daily phototherapy, and elimination of the need for a liver transplant. We believe that serum bilirubin levels will be a clinically relevant endpoint and that determination of efficacy of AT342 will be straightforward due to the ease and reliability of measurement.

AT982. Pompe disease is a serious, progressive genetic disease characterized by severe muscle weakness, respiratory failure leading to ventilator dependence and, in infants, increased cardiac mass and heart failure. In untreated infants, the disease is often fatal due to cardio-respiratory failure within the first year of life. Pompe disease is caused by mutations in the gene encoding the lysosomal enzyme alpha-glucosidase, or GAA, which results in a deficiency of GAA protein and leads to the accumulation of glycogen. The incidence of Pompe disease is approximately one in 40,000 births. The only approved treatment for Pompe disease is enzyme replacement therapy, or ERT, which is a chronic treatment delivered in bi-weekly intravenous infusions. Despite the availability of ERT, significant medical need still persists, which is primarily due to the inability of ERT to penetrate key tissues affected by the disease and immunogenicity of ERT treatment. We believe our approach with AT982, which uses an AAV serotype 9 capsid vector containing a functional copy of the GAA gene, can overcome the limitations of ERT and provide long-term improvement in patient symptoms. Further, we believe AT982 may provide patients with superior outcomes based on the ability of AAV9 to penetrate key cells and tissues affected by the disease, such as motoneurons, which are not effectively treated with ERT. Preclinical data in a murine model achieved statistically significant improvements in weight gain, ventilation parameters, glycogen deposition and cardiac left ventricle mass. We believe intracellular production of the therapeutic protein may improve efficacy, reduce immunogenicity and deliver a durable therapeutic effect with a single intravenous administration.

AT307. CASQ2-CPVT is a rare monogenic disease that is characterized by life-threatening arrhythmias that may lead to sudden cardiac death. There are currently only limited treatment options with variable efficacy for patients suffering from CPVT, including beta-blockers and a sodium channel blocker. The autosomal recessive form of the disease is caused by mutations in the calsequestrin 2 gene, or CASQ2 gene, and is characterized by stress-induced heartbeat rhythm changes in an otherwise structurally normal heart. It is estimated that CPVT occurs in one in 10,000 people, with approximately 2% to 5% due to mutations in the CASQ2 gene. This equates to an approximate prevalence of 6,000 affected people in North America, Europe and other addressable markets. Despite treatment with anti-arrhythmia therapies, sympathectomy and implantable cardiac defibrillators, a significant portion of the patients remain symptomatic. We are developing AT307, an AAV9 vector containing a functional version of the CASQ2 gene. We believe AT307 may provide patients with improved outcomes based on the ability of AAV9 to treat cardiac muscle. Preclinical data in murine models of the disease demonstrated an ability to prevent ventricular tachycardia through restoration of CASQ2 protein expression. We are advancing AT307 with the goal of providing a single administration of AT307 that results in a significant reduction in life-threatening arrhythmic events and a major improvement in quality of life.

Although we believe our product candidates have the potential to provide long-term improvement in patient symptoms with a single administration, we will need to complete additional preclinical studies and clinical trials to determine the safety and efficacy of our product candidates. The results of these future studies and trials may be different than the results of our earlier studies and trials. We have not received regulatory approval for any of our product candidates, and in order to obtain regulatory approval and commercialize our product candidates, the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies will need to determine that our product candidates are safe and effective. To date, no gene therapy products have been approved in the United States and two have been approved in Europe.

We believe that our proprietary manufacturing capabilities provide a core strategic advantage. We lease a manufacturing facility in South San Francisco that has been used for commercial manufacture of biologic drug products in the past, and have improved the facility to support our desired research, process development and manufacturing capabilities in accordance with current Good Manufacturing Practices, or cGMP, requirements. We initiated cGMP manufacturing of our products in our facility in the second half of 2016. We have made and will continue to make significant investments to further optimize our manufacturing capabilities to cost-effectively produce high-quality AAV vectors at both clinical and commercial scale. We believe that our manufacturing processes, methods, expertise and facilities will give us a comprehensive manufacturing platform for production of our AAV product candidates at commercial scale.

We have a focused, passionate team with collective expertise in gene therapy, rare disease drug development and commercialization, and biologics manufacturing. Matthew Patterson, our President, Chief Executive Officer and Co-Founder, is a biotechnology leader with over 20 years of experience at Genzyme Corporation, BioMarin Pharmaceutical, Amicus Therapeutics and our company.

Our Strategy

Our strategy is to leverage the expertise of our team and the transformative potential of gene therapy technology to develop treatments that improve outcomes for patients with serious, life-threatening rare diseases. Key elements of our strategy are:

•

Focus on serving patients. We take pride in our efforts to harness the transformative potential of gene therapy to improve the lives of patients suffering from devastating rare diseases. We intend to continue to engage with patient advocacy groups to better understand the burden of disease and align our efforts with the needs of patients and caregivers.

•

Advance our lead product candidates through clinical development. We have an active IND for AT342 for the treatment of Crigler-Najjar, and we submitted an IND for AT132 for the treatment of XLMTM in the first quarter of 2017. Our collaborating institution, the University of Florida, has submitted an investigator sponsored IND to conduct a proof-of-concept study of AT982 delivered via intra-muscular injection, and we are conducting IND-enabling preclinical work for the systemic administration of AT982 for the treatment of Pompe disease and exploratory preclinical work evaluating intrathecal delivery of AT982.  We expect to have preliminary data from the AT132, AT342 and AT982 programs in the second half of 2017, and plan to file an IND for AT307 in the second half of 2017.

•

Continue to expand our pipeline with additional gene therapy product candidates targeting serious, life-threatening rare diseases. We intend to continue leveraging our expertise and focused selection criteria to expand our pipeline of product candidates. Our relationships with leading academic institutions and other rare disease companies are an important component of our strategy for sourcing additional product candidates.

•

Continue to build our proprietary manufacturing capabilities and invest in a state-of-the-art cGMP facility. We believe the quality, reliability and scalability of our gene therapy manufacturing approach will be a core competitive advantage crucial to our long-term success. We initiated cGMP manufacturing of our products in our facility in the second half of 2016.

Our Strengths

We believe our leadership position is based on our following strengths:

•

Rare disease expertise. Led by a management team with over 100 years of combined experience in rare diseases, we are building a fully integrated and industry-leading biotechnology company. Leveraging recent developments in gene therapy, we aim to provide durable and meaningful treatment options to patients suffering from rare monogenic diseases.

•

Highly focused selection criteria for development programs. We employ a disciplined approach to select and expand our pipeline of product candidates. We believe the application of our selection criteria enables the efficient, cost-effective and successful development of our product candidates.

•

Promising product candidate pipeline. On the basis of rigorous preclinical investigation, we are preparing to advance our product candidates into the clinic: AT132 for the treatment of XLMTM, AT342 for the treatment of Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of CASQ2-CPVT.

•

Proprietary know-how and capabilities. Our proprietary manufacturing capabilities provide a major core strategic advantage, including better control over the cost and timelines of developing our product candidates, superior protection of novel inventions and intellectual property, and expanded possibilities for new programs and partnerships.

•

Broad network. We believe our strong relationships with key opinion leaders and patient advocacy groups will support our product development efforts and our potential for future commercial success. Leveraging our collaborations with these parties allows us to better understand the diseases we target and optimize our research, clinical development and commercial plans.

Gene Therapy Background

Genes are composed of sequences of deoxyribonucleic acid, or DNA, which code for proteins that perform a broad range of physiologic functions within all living organisms. DNA is a large, highly charged molecule that is difficult to transport across a cell membrane and deliver to the nucleus, where it can be transcribed and translated into protein.

Gene therapy is a therapeutic approach to treating genetic diseases caused by mutations in DNA. For gene therapy to work, an isolated gene sequence or segment of DNA needs to be delivered efficiently to the desired target tissues and cell types. The treatment involves the administration of a functional gene to produce normal protein within a patient’s cells, offering the potential for durable therapeutic benefit. To achieve these goals, scientists have designed and developed a variety of viral vectors to facilitate gene delivery in cells.

Our Approach

The AAV gene therapy vectors we utilize are capable of transducing a wide range of tissues with generally little or no toxicity and only mild immune response. Functionally, AAV packages a single-stranded linear DNA genome that can be engineered to contain a therapeutic gene in place of all the virus genes. AAV vectors have a well-established safety profile and do not naturally propagate by themselves in the absence of another viral infection, reducing the likelihood of inappropriate viral spread following administration. As a result, AAV vectors are emerging as the preferred delivery vehicle for gene therapy.

Our vector design strategy includes careful selection of the vector capsid (the outer protein shell) and sophisticated engineering of the vector genome (the therapeutic DNA expression cassette) to target the correct tissues and improve the potential to provide patients with meaningful and durable outcomes. Optimal selection of capsids can reduce immune responses that attenuate the function of AAV vectors, and enable more robust trafficking to the specific tissues we care about for each disease. The vector genome is composed of multiple structural elements, including the gene coding sequence and the promoter, which drives expression of the gene. We use the latest available technology to engineer the vector genome to direct the target cells to make the desired protein at the appropriate level necessary to achieve a therapeutic effect for the longest period possible. We believe the product candidates we have created offer distinct advantages for our indications due to their selectivity for target tissue types and focused expression of the desired protein.

Our Product Candidate and Target Indication Selection Criteria

Our business model is to develop and commercialize a broad portfolio of gene therapy product candidates to treat rare diseases. We use a focused set of criteria to select product candidates that we believe have the best chance of success. These criteria include:

•

Serious, life-threatening rare diseases with high unmet medical need. We target orphan indications where there are limitations with existing therapeutic options or no such options exist, particularly with an opportunity to bring products with high value to patients and their caregivers.

•	Monogenic diseases with well-understood biology. Gene therapy is particularly effective when applied to replace a single gene producing a single protein, the function of which is well understood.

•	High potential for meaningful clinical benefit. We focus on diseases with the potential to demonstrate a meaningful therapeutic effect with only moderate levels of expression of the deficient protein.
•	Well suited for AAV gene therapy. We select target indications and product candidates where we believe AAV technology can be used effectively.
•

Compelling preclinical data. We look for product candidates that have positive results from preclinical studies in animal models of disease that provide increased confidence in the potential for positive human results.

•	Clear measures for evaluation in clinical trials. We prioritize diseases that we believe have the potential for straightforward clinical endpoints to demonstrate efficacy.
•

Opportunities for expedited development through established regulatory pathways. We believe our product candidates may be eligible for expedited regulatory review, including Breakthrough Therapy and Fast Track designations.

Our AAV Product Candidates

AT132 for the Treatment of X-Linked Myotubular Myopathy

Overview of XLMTM

XLMTM is a rare, severe, congenital muscle disease with an estimated incidence of one in 50,000 male births. The disease is caused by mutations in the MTM1 gene, which encodes a protein called myotubularin. Myotubularin is an enzyme involved in the development, maturation, maintenance and function of skeletal muscle cells. Mutations in the MTM1 gene result in production of too little or no functional protein. Importantly, we believe that even a modest increase of functional protein may have a significant therapeutic benefit for XLMTM patients.

Infants with XLMTM are typically born with severe muscle weakness and the majority require chronic mechanical ventilation from birth. Approximately 50% of patients die in the first 18 months of life. There is no approved treatment for XLMTM and disease management is primarily supportive. Of the patients that survive the infantile period, most are severely incapacitated, require ventilator support and do not have a life expectancy beyond early adolescence. Diagnosis of XLMTM is generally based on recognition of clinical symptoms at birth, typically followed by muscle biopsy and confirmation with genetic testing. Like many rare diseases, we believe XLMTM is under diagnosed and that approval of treatment would increase disease awareness, screening and diagnosis.

AT132 Description

AT132 is an AAV8 vector that delivers an MTM1 gene expression cassette containing a desmin promoter, which is a regulatory element that drives gene transcription in muscle tissue. The MTM1 cassette is capable of increasing myotubularin expression in targeted tissues. AT132 was designed with these elements because AAV8 is known to effectively penetrate skeletal muscle and the desmin promoter is primarily active in muscle. We believe AT132 has the potential to provide long-term clinical benefit to XLMTM patients through persistent expression of the functional protein following a single intravenous administration.

Preclinical Proof-of-Concept for AT132

We have two robust animal models of XLMTM, a murine model consisting of mice engineered to knock out the functional MTM1 gene, or MTM1 KO mice, and a naturally occurring canine model. Preclinical studies in these models have used an AT132 construct engineered to include the species-specific MTM1 transgene. Both models present with disease symptoms similar to that of humans including severe muscle weakness, respiratory failure and early death. We believe that in this indication the canine model, as with many large animal models, is particularly valuable given similarities to humans with XLMTM in size, weight and physiology.

Murine Model

In the murine model, symptom onset occurs at approximately two to three weeks of age, and there is rapid progression of the disease leading to death at approximately seven to eight weeks of age. Through multiple studies in this murine model, treatment with AT132 has been shown to significantly improve disease symptoms when compared to untreated controls. Specifically, the administration of a single intravenous dose of AT132 (2 x 1014 vg/kg, or vector genomes per kilogram) to eight mice at three weeks of age resulted in improved muscle strength, nearly normal growth and long-term survival in MTM1 KO mice. In order to evaluate the potential benefit of treatment of mice at a later stage of disease, the same dose was administered to 11 severely affected MTM1 KO mice at five weeks of age, when 20% of the animals in the treatment group had already died, and a robust effect on survival was again observed. The figure below summarizes the effects of AT132 on survival.

AT132 Improves Survival in MTM1 Knockout Mice

In an additional study in the murine model, muscle strength was evaluated. MTM1 KO mice were treated by intramuscular injection of an AT132 prototype. As a control, normal mice were treated with a placebo. Contractile strength of the muscles in the extensor digitorum longus, or EDL, and tibialis anterior, or TA, muscles were measured four weeks post dose. The effects of the AT132 prototype on muscle contractility are shown in the figure below.

AT132-Prototype Restores Muscle Contractility in

MTM1 Knockout Mice

Statistical significance is important and when used herein is denoted by p-values. The p-value is the probability that the reported result was achieved purely by chance (for example, a p-value < 0.001 means that there is a less than 0.1% chance that the observed change was purely due to chance). Generally, a p-value less than 0.05 is considered to be statistically significant.

Canine Model

In the naturally occurring canine model, symptom onset occurs at nine to ten weeks of age, and disease progression leads to death at approximately 18 weeks of age. Multiple studies in this model have demonstrated that a single administration of AT132 significantly improves all disease symptoms and survival rates. In two dogs treated in one of the earliest studies, these effects have lasted over four years to date and the dogs continue to thrive.  The first canine study was designed as a proof-of-concept to determine whether AT132 could improve muscle strength and organ function in comparison to an XLMTM dog treated with a placebo. Administration of a single dose of AT132 (2.0 x 1014 vg/kg) to three dogs at nine weeks of age resulted in maintenance of muscle strength, respiratory function and survival comparable to normal dogs. The evaluation of the muscle strength of these dogs is illustrated in the figure below. The XLMTM dog dosed with placebo died before the 14-week measurement.

AT132 Improves Muscle Strength in XLMTM Dogs

The evaluation of respiratory function as measured by the fastest flow rate measured during inhalation, or peak inspiratory flow, is illustrated in the figure below.

AT132 Improves Respiratory Function in XLMTM Dogs

Most importantly, all treated dogs achieved a statistically significant improvement in survival, which extended far beyond the critical 18-week time point, when all untreated XLMTM dogs could no longer ambulate. All three of the treated dogs survived for the one-year duration of the study. One of these dogs was euthanized for study purposes.  The remaining two dogs have surpassed four years of age and remain indistinguishable from normal dogs.

The second canine study was designed to compare the effects of three different doses of AT132 delivered by systemic administration versus untreated XLMTM and normal dogs. The three doses, a low dose (3 x 1013 vg/kg), a mid-dose (2 x 1014 vg/kg) and a high dose (5 x 1014 vg/kg), were administered to XLMTM dogs at ten weeks of age and the dogs were evaluated for 45 weeks. Three dogs were treated at each dose. In this study, the low dose was deemed to be the minimally effective dose, meaning that it produced somewhat extended survival and some improvement in functional parameters, including muscle strength, but not optimal restoration of function. Dosing at both the mid and high doses resulted in dramatically superior efficacy outcomes as compared to untreated XLMTM dogs, including improvements in muscle strength, normalization of gait, neurological and respiratory function and 100% survival. In the mid and high dose cohorts, the study reported homogeneous biodistribution of the vector in skeletal muscle throughout the body, and robust expression levels of myotubularin. Specifically, the mid dose resulted in a range of 10% to 40% of normal myotubularin levels, and the high dose resulted in approximately 100% of normal myotubularin levels as measured in a wide range of skeletal muscle.

Clinical Development of AT132

The clinical development plan for AT132 consists of three studies to evaluate AT132 in children with XLMTM and to characterize the disease. We submitted an IND for AT132 in the first quarter of 2017 and have initiated RECENSUS, a retrospective medical chart review study, and INCEPTUS, a clinical assessment and Phase 1/2 run-in study. We plan to report initial data from the RECENSUS and INCEPTUS studies in mid-2017. We are also planning to initiate ASPIRO, the Phase 1/2 study of AT132, in 2017, and to report preliminary data from ASPIRO in the fourth quarter of 2017.

•

RECENSUS - Retrospective Medical Chart Review Study (Ongoing): The RECENSUS study is an international, retrospective medical chart review of approximately 120 living and deceased XLMTM patients. The purpose of this study is to further characterize the clinical manifestations and natural history of XLMTM. In addition, this study may serve as a historical control for the planned Phase 1/2 ASPIRO trial. However, given that RECENSUS is a retrospective medical chart review of historical patient records, many of the assessments and patient management plans will be different than those used in INCEPTUS and ASPIRO.  Accordingly, we may be unable to make rigorous comparisons between the results obtained in RECENSUS and those obtained in the INCEPTUS and ASPIRO trials.

•

INCEPTUS - Clinical Assessment and Phase 1/2 Run-In Study (Ongoing): INCEPTUS is an international, clinical assessment study of approximately 12 to 16 patients, less than four years of age, with XLMTM. The primary objective of this study is to characterize the disease course and natural history of children with XLMTM, with a specific focus on respiratory and neuromuscular measurements. In addition, the study will assess the burden of disease on XLMTM subjects and caregivers.  The study is also expected to identify patients for potential enrollment in ASPRIRO, the Phase 1/2 study of XLMTM, and to serve as a within patient control for ASPIRO.

•

ASPIRO - Phase 1/2 Study (Planned): The Phase 1/2 study of AT132 is a multicenter, multinational, open-label, ascending dose, delayed-treatment concurrent control study to evaluate the safety and preliminary efficacy of AT132 in approximately 12 XLMTM patients less than five years of age. The study is expected to include nine AT132 treated subjects and three delayed-treatment concurrent control subjects. Primary endpoints include safety (adverse events and certain laboratory measures, including immunological parameters) and efficacy (assessments of neuromuscular and respiratory function). Secondary endpoints include the burden of disease and health related quality-of-life, and muscle tissue histology and biomarkers. The primary efficacy analysis is expected to be conducted at 12 months, with interim evaluations expected to be conducted at earlier time points. After the primary 12-month assessment, subjects are expected to be followed for another four years to assess long term safety, durability of effect and developmental progression.

Regulatory Interactions

We have held pre-IND meetings with the FDA regarding our IND submission, and with EU regulatory authorities regarding our planned CTA submissions.  In addition, both the FDA and European Medicines Agency, or EMA, have granted orphan drug designation for AT132.

AT342 for the Treatment of Crigler-Najjar

Overview of Crigler-Najjar

Crigler-Najjar is a rare, congenital autosomal recessive monogenic disease characterized by severely high levels of bilirubin in the blood and risk of irreversible neurological damage and death. Crigler-Najjar is caused by mutations in the gene encoding the UGT1A1 (uridine-diphosphate (UDP)-glucuronosyltransferase (UGT) 1A1) enzyme resulting in an inability to convert unconjugated bilirubin to a water-soluble form that can be excreted from the body. Unconjugated bilirubin can cross the blood brain barrier, and the accumulation of unconjugated bilirubin in the central nervous system can lead to irreversible neurological damage and death.

Infants with Crigler-Najjar develop severe jaundice shortly after birth resulting in rapid presentation and diagnosis. Clinical diagnosis can be confirmed via genetic testing of the UGT1A1 gene. The current standard of care for Crigler-Najjar is aggressive management of high bilirubin levels with persistent, daily phototherapy, usually for longer than 12 hours per day, for the rest of a patient’s life. Exchange transfusion or plasmapheresis are sometimes required in order to lower bilirubin levels rapidly. Phototherapy becomes less effective as a child ages, beginning around the age of four years. Average life expectancy is reported as being 30 years of age with phototherapy, and there is an ongoing lifelong risk of a catastrophic cerebral event. Crigler-Najjar is estimated to affect approximately one in 1,000,000 newborns.

Limitations of Current Therapy for Crigler-Najjar

There are currently no products approved specifically for the treatment of Crigler-Najjar. The current standard of care for Crigler-Najjar is aggressive management of high bilirubin levels, with persistent, daily phototherapy, usually for longer than 12 hours per day using intense fluorescent light focused on the bare skin, while the eyes are shielded. The impact on quality of life is substantial. Phototherapy speeds bilirubin decomposition and excretion, lowering serum bilirubin levels. However, the effectiveness of phototherapy typically wanes beginning around four years of age due to thickening of the skin and a reduction in the surface area to body mass ratio. As children get older, compliance with phototherapy becomes challenging. As Crigler-Najjar infants and children begin to experience progression of neurological symptoms and increasing risk of a catastrophic cerebral event, a liver transplant is often required for survival. However, limited donor organ availability, the risks associated with the transplant procedure itself and potential for organ rejection limit the utility of a transplant as a widespread treatment modality for Crigler-Najjar.

AT342 Description

AT342 consists of an AAV8 vector capsid designed to deliver a functional UGT1A1 gene and increase UGT1A1 protein expression in the liver and other tissues. Importantly, AAV8 has high affinity for liver cells allowing for the efficient introduction of therapeutic genes into liver cells. We believe that AT342 has the potential to provide long-term clinical benefit to Crigler-Najjar patients through persistent expression of the protein following a single administration, resulting in significant reduction in bilirubin levels, reduction or elimination of the need for lengthy daily phototherapy treatment and elimination of the need for a liver transplant.

Preclinical Proof-of-Concept for AT342

We conducted a dose ranging study of AT342 in a Crigler-Najjar knockout mouse model.  In this study, a single tail vein injection at doses of 2.5 x 1012 vg/kg and 2.5 x 1013 vg/kg of AT342 rapidly reduced and normalized bilirubin levels for the duration of the study.

AT342 Reduces Total Bilirubin Levels in a Crigler-Najjar Syndrome Mouse Model

In a previously reported preclinical proof-of-concept study using AAV8-UGT1A1 in a murine model of Crigler-Najjar syndrome, a single administration of AAV8-UGT1A1 resulted in a rapid and significant reduction in total bilirubin levels of 12 mice as compared to 11 mice that received only phototherapy. The administration of AAV8-UGT1A1 also proved durable, lasting the entire 17-month duration of the study. Bilirubin levels at 17 months were over 50% lower in AAV8-UGT1A1 treated mice versus control mice that received only phototherapy. Furthermore, bilirubin levels remained below the level at which neurological damage is observed in this model for the duration of the study.

Clinical Development of AT342

The IND for AT342 is active, and we have initiated LUSTRO, a clinical assessment and Phase 1/2 run-in study designed to characterize the disease course, natural history, bilirubin variability and phototherapy usage of patients with Crigler-Najjar. We plan to report initial data from the LUSTRO study in mid-2017. We are also planning to initiate VALENS, the Phase 1/2 clinical study of AT342, in 2017, and to report preliminary data from VALENS in the fourth quarter of 2017.

•

LUSTRO - Clinical Assessment and Phase 1/2 Run-in Study (Ongoing): LUSTRO is an international, clinical assessment study of approximately 16 to 18 patients greater than or equal to one year of age with Crigler-Najjar. The primary objective of this study is to characterize the disease course, natural history, bilirubin variability and phototherapy usage of patients with Crigler-Najjar, with a specific focus on serum bilirubin levels and time on phototherapy. In addition, the study will assess the burden of disease on Crigler-Najjar subjects and caregivers. The study is also expected to identify patients for potential enrollment in VALENS, the Phase 1/2 study of Crigler-Najjar, and to serve as a within-patient control for VALENS.

•

VALENS - Phase 1/2 Study (Planned): The Phase 1/2 study of AT342 is a multicenter, multinational, open-label, ascending dose, delayed-treatment concurrent control study to evaluate the safety and preliminary efficacy of AT342 in approximately 12 Crigler-Najjar patients greater than or equal to one year of age. The study is expected to include nine AT342 treated subjects and three delayed-treatment concurrent control subjects.  Primary endpoints include safety (adverse events and certain laboratory measures, including immunological parameters) and efficacy (changes in serum bilirubin and number of hours on phototherapy).  Secondary endpoints include the proportion of subjects successfully weaned off of phototherapy, and UGT protein expression, DNA and RNA levels from liver biopsy at 24 weeks. Subjects are expected to remain on prescribed phototherapy for 12 weeks following administration of AT342.  Subjects with a meaningful decrease in bilirubin at week 12 will be tapered down and weaned off of phototherapy over a five week period, starting in week 13 and ending during week 17.  The primary efficacy analyses are expected to be conducted at the 12 and 18 week timepoints. Subjects are expected to be followed for a minimum of five years to assess long term safety and durability of effect.

Regulatory Interactions

The IND for AT342 is active, and we have conducted pre-CTA meetings with The Medicines and Healthcare Products Regulatory Agency (MHRA), the United Kingdom’s health authority, to discuss VALENS, the planned Phase 1/2 trial of AT342.  In addition, both the FDA and EMA have granted orphan drug designation for AT342.

AT982 for the Treatment of Pompe Disease

Overview of Pompe Disease

Pompe disease is a rare, severe, progressive, congenital neuromuscular disease. The overall incidence is estimated to be approximately one in 40,000 births although frequency and disease progression varies with age of onset, ethnicity and geography. The disease is characterized by mutations in the gene that encodes the enzyme acid alpha-glucosidase, or GAA. GAA is responsible for degrading glycogen within the lysosome, and dysfunction or absence of functional GAA results in toxic accumulation of glycogen in cells. Tissues and cells most affected by the disease are predominantly skeletal muscle, cardiac muscle and motoneurons.

The severity of Pompe disease symptoms and rate of progression is highly variable and correlated with age of symptom onset and the degree of enzyme deficiency. Infantile or early onset disease, the most severe form of Pompe disease, accounts for approximately one quarter of all affected patients. Those with early-onset disease are usually diagnosed in the first few months of life due to the severe presentation associated with total or near- total absence of GAA activity, and confirmatory diagnosis is made through genetic testing. These infants usually present with feeding difficulties, failure to thrive, hypotonia, progressive weakness, respiratory distress, severe enlargement of the tongue and thickening of the heart muscle. If left untreated, these children usually die in the first year of life. Those with late-onset disease typically have enzyme levels at 1% to 40% of normal and usually have symptoms such as reduced mobility and respiratory problems. Late-onset patients experience progressive difficulty walking and respiratory decline, and although life expectancy can vary, it is a life-limiting disease and death generally occurs due to complications from respiratory failure. Newborn-screening programs can successfully identify Pompe disease in the newborn period, but such programs have not yet been widely implemented worldwide.

Limitations of Current Therapy for Pompe Disease

The only approved treatment for Pompe disease is ERT. Although ERT is the current standard of care for the disease, it has a number of recognized limitations:

•	Currently approved versions of ERT are administered every two weeks, and in some cases more frequently.
•

Large doses of ERT have to be delivered systemically in order to achieve potentially therapeutic levels in the target tissues, and as a result approximately 93% of patients develop antibodies against the therapy. Such antibody responses may impact both the safety and efficacy of ERT. Currently approved ERT products carry a black box warning related to the risk of life-threatening anaphylaxis, and severe allergic and immune mediated reactions.

•

While initial studies of ERT demonstrated that treatment improved survival and ventilator-free survival of patients with early-onset disease, long-term follow-up of these patients indicates substantial disease progression. Subsequent analyses of the effectiveness of ERT have identified variations in outcomes, with most infants exhibiting declines in motor and respiratory function and reduced survival despite treatment.

•

ERT is unable to cross the blood-brain barrier and thus cannot reduce the accumulation of glycogen in the brain, spinal cord and peripheral nervous system. It is believed that glycogen accumulation is particularly detrimental to the function of the cells of the peripheral nervous system in Pompe, especially motoneurons, and thus the inability of ERT to reach these cells may lead to incomplete treatment of the underlying pathology and account for the failure of ERT to halt disease progression and reverse functional decline.

•

Chronic therapy with ERT is costly. Experts in health technology assessment have projected the lifetime costs of ERT to be in excess of $7 million for patients with infantile onset Pompe. Due to the requirement of dosing by body weight, the cost for infantile patients increases year-over-year as these patients grow.

AT982 Description

AT982 consists of an AAV9 vector that delivers a GAA gene expression cassette containing a desmin promoter capable of increasing GAA activity in targeted tissues. AT982 was designed with these elements because AAV9 is known to effectively penetrate the heart, muscle and motoneurons and the desmin promoter is known to increase gene expression primarily in muscle but also in motoneurons. We believe AT982 has the potential to provide long-term clinical benefit to patients with Pompe disease through persistent expression of the GAA protein following a single intravenous administration.

Preclinical Proof-of-Concept for AT982

Preclinical studies of AT982 have been conducted in a robust and well established genetically modified murine model of Pompe disease. In these studies, treatment resulted in improvement in several measures of efficacy, including enzyme activity, glycogen clearance and skeletal muscle, cardiac and respiratory function.

A recent study evaluated systemic administration of AT982 to six mice at a dose level of approximately 5 x 1012 vg/kg and compared outcomes versus untreated Pompe mice, normal mice and mice treated with multiple doses of ERT. Treatment with AT982, measured at three months following treatment, significantly increased GAA activity in heart, diaphragm and costal muscle versus both untreated mice and mice treated with ERT, as shown in the figure below.

AT982 Significantly Increases GAA Activity Compared to ERT in Multiple Muscle Tissues

At three months following administration, both the AT982 and ERT-treated groups showed significant improvements in body mass, cardiac function and diaphragm function. However, AT982 also resulted in a statistically significant increase in breathing frequency, a decrease in expiratory time and an increase in timing of the total respiratory cycle as compared with both ERT and control, which resulted in outcomes comparable to those in normal mice. These data are shown in the figure below. The enhanced respiratory function on these parameters compared to ERT may result from increased GAA activity in motoneurons, specifically the phrenic nerve that innervates the diaphragm. For three of the six measures studied, no significant differences were detected between all three groups at this age. Separate studies in the murine model of Pompe have demonstrated the ability of AT982 to enter motoneurons and increase GAA activity.

AT982 Restores Several Respiratory Parameters

Breathing Frequency	Expiratory Time

Total Respiratory Cycle Time

Planned Clinical Development of AT982

Our collaborating institution, the University of Florida, has submitted an investigator sponsored IND for AT982 to conduct a Phase 1/2 proof-of-concept study in adults with Pompe disease. We expect preliminary data from this study to be available in the second half of 2017.

•

Phase 1/2 Proof-of-Concept Study: The Phase 1/2 proof-of-concept study is planned to enroll six to eight adult patients with Pompe disease who are currently on enzyme replacement therapy, the current standard of care in Pompe disease. The study is expected to evaluate safety and GAA protein expression after administration of AT982 injected into the tibialis anterior, or TA, muscle of the leg, and also after readministration of AT982 into the TA muscle of the contralateral leg.  A well-characterized immune modulation strategy is expected to be employed prior to the initial exposure to AT982 in one leg and to the subsequent exposure of AT982 to the contralateral leg after four months.

•

Future development of AT982: Concurrent with the proof-of-concept study being conducted by our collaborators at the University of Florida, we plan to conduct IND-enabling preclinical studies in support of an IND for systemic administration of AT982 and are planning preclinical studies to evaluate intrathecal administration of AT982.  In addition, we plan to begin manufacturing activities for AT982 in our internal facility to develop a robust and scalable process appropriate to support the needs of future planned clinical trials and eventual commercial sales if we are successful in our development program.

Regulatory Interactions

A pre-IND meeting has been held with the FDA and a scientific advice meeting has been held with the MHRA. The Phase 1/2 proof-of-concept study protocol has been reviewed by the National Institutes of Health, or NIH, Recombinant DNA Advisory Committee, or RAC. Both the FDA and EMA have granted orphan drug designation for AT982.

AT307 for the Treatment of CASQ2-Catecholaminergic Polymorphic Ventricular Tachycardia

Overview of CASQ2-CPVT

CASQ2-CPVT is a life-threatening, autosomal recessive, inherited cardiac disease caused by mutations in the CASQ2 gene that encodes the protein called calsequestrin 2. The CASQ2 protein plays a key role in the release of calcium within the cardiac muscle cell, which is necessary for normal cardiac contractile function to maintain normal heart rhythm. It is estimated that CPVT occurs in one in 10,000 people, with approximately 2% to 5% due to mutations in the CASQ2 gene. This equates to an estimated prevalence of 6,000 affected people in North America, Europe and other addressable markets. The number of identified cases is likely to increase with the advent of more accessible genetic testing.

CPVT is characterized by the sudden occurrence of severe ventricular arrhythmia that can cause dizziness and fainting, and can progress rapidly to cardiac arrest and sudden cardiac death. These arrhythmias are triggered during exercise or in response to a sudden stressful occurrence. It is estimated that 30% of people with CASQ2-CPVT will have had a cardiac event by the age of ten, and 79% will have had an event by the age of 40. Untreated, mortality is reported to be in the range of 30% to 50% by the age of 30. In addition, a high proportion of sudden infant death is also thought to be due to severe arrhythmia-related events such as CPVT. Due to the association between exercise, stress and the onset of symptoms, there is a significant impact on the activities of daily living of patients, their families and their caregivers, as any stressful event or activity may trigger an episode, creating considerable anxiety for the patients and their family members. Despite major electrophysiological abnormality, patients with CPVT have a structurally normal heart and a normal baseline electrocardiogram. However, during a cardiac stress test, such as an exercise test on a treadmill, patients with CPVT display a distinct “polymorphic” electrocardiogram that makes clinical diagnosis straightforward.

Limitations of Current Therapy for CPVT

Despite available therapies to treat CPVT, which include beta-blockers and the sodium channel blocker flecainide, it is estimated that 30% to 40% of patients still experience significant cardiac events. Patients unresponsive to available therapies may be candidates for implantation of cardiac defibrillators, though their safety and effectiveness is considerably more limited in young patients. Due to the limitations of existing therapies, there remains a significant unmet medical need for patients with CPVT.

AT307 Description

AT307 consists of an AAV9 vector that is designed to deliver a functional CASQ2 gene and to increase CASQ2 protein expression in targeted tissues. We are utilizing AAV9 because it is known to effectively penetrate heart tissue. We are evaluating a number of different promoters and other proprietary vector structural elements to optimize AT307 for transgene expression and product quality. We believe AT307 has the potential to provide long-term clinical benefit to CASQ2-CPVT patients through persistent expression of the protein following a single administration, resulting in a significant reduction in life-threatening arrhythmic events and other disease symptoms.

Preclinical Proof-of-Concept for AT307

Initial preclinical proof-of-concept studies were conducted using an AT307 prototype product candidate in a genetically engineered murine model of CASQ2-CPVT. This mouse manifests stress-induced arrhythmias upon epinephrine administration, as well as cellular and molecular manifestations of the disease. In this model, a single administration of the AT307 prototype to nine mice resulted in a significant improvement in CASQ2 protein expression to a level approaching that of normal animals. Cardiomyocytes isolated from animals with a CASQ2 mutation show abnormal electrophysiology, as demonstrated by pre-arrhythmic events such as increased delayed after depolarizations and triggered activity. Cardiomyocytes isolated from the affected mice treated with the AT307 prototype had electrophysiology indistinguishable from that of normal mice.

Additionally, the efficacy of the AT307 prototype was evaluated in studies in both newborn and adult affected mice. In both studies treatment resulted in significant reductions in ventricular tachycardia versus untreated controls when challenged with epinephrine. The effect of this single treatment lasted for the one-year duration of the studies.

AT307 Prototype Improves Ventricular Tachycardia in Newborn and Adult Mice

Newborn Mice	Adult Mice

We are conducting studies in a murine model of CASQ2-CPVT to select our development candidate and to determine an appropriate dose for our planned clinical trial.

Planned Clinical Development of AT307

We plan to submit an IND or CTA for AT307 in 2017 and initiate a Phase 1/2 study thereafter. In this study, we plan to determine the safety of AT307 in patients with CASQ2-CPVT and to use the clear efficacy endpoint of an exercise electrocardiogram as a means to evaluate therapeutic benefit.

Regulatory Interactions

Both the FDA and EMA have granted orphan drug designation for AT307, and we plan to discuss our development plans with the FDA and several EU country health authorities.

Manufacturing

We believe it is important to our business to ensure reliable, high quality clinical and commercial supply that is produced cost effectively. For these reasons, we have built strong scientific AAV process development and manufacturing teams and have invested in a state-of-the-art cGMP manufacturing facility in South San Francisco to develop and implement novel in-house production technologies. We view the development of internal manufacturing capacity as a key competitive advantage as it allows for better control over product development timelines, costs and intellectual property, such as trade secrets, novel inventions and proprietary knowledge. Our process development and manufacturing teams are composed of a combination of industry veterans and established key opinion leaders in the field of AAV manufacturing.

We initiated large-scale cGMP production runs in our facility in 2016 to supply the clinical trial needs for the planned Phase 1/2 study of AT132 for the treatment of XLMTM, and initiated cGMP production runs of AT342 for the treatment of Crigler-Najjar in the first quarter of 2017. In addition to our cGMP manufacturing capability, we have established robust in-house process and analytical development operations to help ensure the long-term scalability and quality of our manufacturing operations.

Our manufacturing strategy focuses on utilizing mammalian cells as the substrate for AAV-based product candidates. Mammalian cells are the natural host for AAV, and so provide a cellular environment most closely mimicking that in which the virus normally replicates. We believe that matching the production host cell to the vector in this way best preserves the quality of the replication complexes responsible for synthesizing viral vector genomes and creating, assembling and filling viral vector capsids with those genomes. Our early phase product candidates are manufactured using transient transfection, in which genetic components for vector production are supplied to cells during each manufacturing run. We are evaluating a future transition to a stable cell line system, in which at least some genetic components are permanently integrated into the host cell genome before manufacturing occurs.

Our current production process utilizes HEK293 cells, which are the most commonly used host cell for AAV vector production. These cells are familiar to regulatory authorities and commercial cell culture media manufacturers, and take up foreign DNA robustly to produce high transient vector titers. Our early clinical stage production platform utilizes serum-free suspension cell culture of HEK293 cells and transient transfection of plasmids to produce clinical grade AAV vectors in a scalable process. We believe this approach maximizes speed of development, product quality and regulatory compliance. Further, our analytical team utilizes the latest technologies for characterization of biological molecules to enable the creation of strict standards of quality and potency that we believe will differentiate our products from others in the field.

Our Plans for Clinical and Commercial Scale-Up

As our products progress through clinical development, we plan to transition their production to newer mammalian cell processes that maximize vector product yield while maintaining the high quality derived from the current processes. This may include transitioning to a stable cell producer system that may employ a different mammalian cell line, which our team is currently evaluating in our research facilities. As large scale gene therapy manufacturing remains a new discipline, we view our investment in the capacity to develop, manufacture and analyze AAV vectors as strategically important, and we expect it to yield intellectual property and know-how that benefits both our internal programs and the broader gene therapy field.

Intellectual Property

We have licensed numerous patents and patent applications and possess substantial proprietary know-how and trade secrets relating to our development programs and manufacturing capabilities. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through orphan disease drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

We are heavily dependent on patented or proprietary technologies that we license from third parties. For additional information regarding these license agreements, see “—License and Collaboration Agreements.” We anticipate that we will require additional licenses to third-party intellectual property rights relating to our development programs in the future, which may not be available on commercially reasonable terms, if at all.

Our in-licensed patents and patent applications are directed to the compositions of matter and methods of use related to various aspects of our product candidates as well as certain aspects of our manufacturing capabilities. As of December 31, 2016, we had filed one U.S. provisional patent application directed to modified AAV vectors and methods of manufacturing the same, as well as one international patent application claiming the benefit of priority to the same. If granted, we expect that a U.S. patent claiming priority to this application would expire in 2036. Our in-licensed patent portfolio as it relates to one or more of our product candidates includes:

•

two U.S. patents relating to AT132, expiring in 2034, as well as two U.S. patent applications, comprising claims directed to recombinant AAV for use in treating XLMTM and AAV constructs containing the MTM gene under control of the desmin promoter and uses thereof;

•

two U.S. patent applications relating to AT342, as well as one international patent application claiming the benefit of priority to the same, which, if granted, would be projected to expire in 2036, comprising claims directed to recombinant AAV for use in treating Crigler-Najjar and AAV constructs containing a codon-optimized UGT1A1 gene;

•

four U.S. patents, expiring between 2022 and 2024, and one U.S. patent application, as well as corresponding patents and patent applications internationally, relating to recombinant AAV vectors having an AAV8 capsid utilized in AT132 and AT342;

•

two U.S. patent applications projected to expire between 2028 and 2032, as well as corresponding patent applications internationally relating to AT982, comprising claims directed to recombinant AAV having an AAV9 capsid for use in treating Pompe disease and AAV constructs containing the GAA gene under control of the desmin promoter and uses thereof;

•	one U.S. patent relating to AT307, expiring in 2032, as well as one U.S. patent application, each with claims directed to methods of treating recessive CPVT by CASQ2 gene therapy; and
•

one U.S. patent, expiring in 2026, and two U.S. patent applications, as well as corresponding patents and patent applications internationally, relating to recombinant AAV vectors having an AAV9 capsid utilized in AT982 and AT307.

The term of individual patents may vary based on the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective non- provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of an extended FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date.

In addition to patents and patent applications that we license, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our AAV manufacturing capabilities and gene therapy technology are based upon trade secrets and know-how. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how, including by implementing measures intended to maintain the physical security of our premises and the physical and electronic security of our information technology systems.

Our future commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to our licensed intellectual property, we cannot be sure that patents will issue with respect to any of the pending patent applications to which we license rights or with respect to any patent applications that we or our licensors may file in the future, nor can we be sure that any of our licensed patents or any patents that may be issued in the future to us or our licensors will be commercially useful in protecting our product candidates and methods of manufacturing the same.

Moreover, we may be unable to obtain patent protection for certain of our product candidates generally, as well as with respect to certain indications. See the section entitled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

License and Collaboration Agreements

We have built our portfolio of product candidates in part by engaging in strategic transactions with third parties. We intend to continue to collaborate with additional third parties to expand our pipeline of product candidates, as well as to deepen our existing relationships with our collaborators and licensors. We intend to leverage these relationships to continue to advance the scientific understanding of the indications we target. We have in the past supported investigator-sponsored preclinical studies and clinical trials, and may do so in the future with our current and future collaborators.

REGENXBIO License Agreement (XLMTM/Pompe)

In July 2013, we entered into an exclusive license agreement with REGENXBIO Inc. (formerly ReGenX Biosciences, LLC), or REGENXBIO. Under the agreement, REGENXBIO granted us an exclusive worldwide license under certain patent rights to make, have made, use, import, sell and offer for sale licensed products in the treatment of both XLMTM and Pompe disease using both AAV8 and AAV9.

As consideration for the licensed rights, we paid REGENXBIO an initial fee of $0.3 million and 50,228 shares of our common stock. We will also owe REGENXBIO (i) an annual maintenance fee; (ii) up to $8.85 million in combined milestone fees per licensed product related to XLMTM and up to $8.85 million in combined milestone fees per licensed product related to Pompe disease, a small portion of which may be paid in the form of shares of our common stock; (iii) mid to high single digit royalty percentages on net sales of licensed products and (iv) mid- single digit to low twenties royalty percentages of any sublicense fees we receive from sublicensees for the licensed patent rights.

We are obligated to achieve certain development milestones, including submission to the FDA and subsequent effectiveness of an IND for each indication within a specified time period, which we may extend for additional time for a specified number of extensions upon the payment of a fee.

The agreement will expire upon the expiration, lapse, abandonment or invalidation of the last claim of the licensed patent rights to expire, lapse or become abandoned or unenforceable in all countries worldwide. We may terminate the agreement upon prior written notice. REGENXBIO may terminate the agreement immediately if we or our affiliates become insolvent, if we are late by a specified number of days in paying money due under the agreement or if we or our affiliates commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the agreement for material breach that is not cured within a specified number of days.

REGENXBIO License Agreement (Crigler-Najjar Syndrome)

In November 2015, we entered into a second license agreement with REGENXBIO. Under the agreement, REGENXBIO granted us an exclusive worldwide license under certain patent rights to make, have made, use, import, sell and offer for sale licensed products for the treatment of Crigler-Najjar syndrome in humans using AAV8.

As consideration for the licensed rights, we paid REGENXBIO an upfront fee of $0.2 million and an additional $0.4 million upon our entry into the license and collaboration agreement with the University of Pennsylvania. We will also owe REGENXBIO (i) an annual maintenance fee; (ii) up to $7.6 million in combined development and regulatory milestone fees per licensed product; (iii) mid-single digit to low teens royalty percentages on net sales of licensed products sold by us, our affiliates and sublicensees and (iv) a low twenties percentage of certain sublicense fees we receive from sublicensees for the licensed products and certain fees we receive from the sale or transfer of specified rights related to a licensed product.

Under the agreement, we are obligated to diligently use commercially reasonable efforts to develop, commercialize, market, promote and sell licensed products. We are also obligated to achieve certain development milestones, including submission to the FDA and subsequent effectiveness of an IND application, or acceptance by the European Medicines Agency of an equivalent application, within a specified time period, which we may extend for a specified number of extensions upon the payment of certain fees.

The agreement will continue on a country-by-country and licensed product-by-licensed product basis and expire upon the later of the expiration, lapse, abandonment or invalidation of the last claim of the licensed patent rights to expire, lapse or become abandoned or unenforceable in such country, or ten years after first commercial sale of such licensed product in such country. We may terminate the agreement upon prior written notice. REGENXBIO may terminate the agreement immediately in case of our bankruptcy, or other similar events, if we are late in paying money due under the agreement and do not pay in full within a specified number of days after receiving written notice, or if we or our affiliates commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the agreement for material breach that is not cured within a specified number of days.

REGENXBIO License Agreement (CPVT)

Also in November 2015, we entered into a third license agreement with REGENXBIO. Under the agreement, REGENXBIO granted us an exclusive worldwide license under certain patent rights to make, have made, use, import, sell and offer for sale licensed products for the treatment of CPVT in humans using AAV9. Within a specified time and upon written notice we may elect to substitute for, or add to, CPVT certain other inherited arrhythmias.

As consideration for the licensed rights, we paid REGENXBIO an upfront fee of $1.0 million. For each additional indication, we may elect to pursue under the licensed rights, we agreed to pay REGENXBIO a fee of $0.5 million upon such election. We will also owe REGENXBIO (i) an annual maintenance fee for each covered indication; (ii) up to $8.8 million in combined development and regulatory milestone fees for each indication and each licensed product; (iii) up to $45.0 million in combined commercial milestone fees based on various annual aggregate net sales thresholds; (iv) mid-single digit to low teens royalty percentages on net sales of licensed products sold by us, our affiliates and sublicensees and (v) a low twenties percentage of any sublicense fees we receive from sublicensees for the licensed products and certain fees we receive from the sale or transfer of specified rights related to a licensed product.

Under the agreement, we are obligated to use commercially reasonable efforts to develop, commercialize, market, promote and sell licensed products for each indication. We are also obligated to achieve certain development milestones for each indication, including submission to the FDA and subsequent effectiveness of an IND application, or acceptance by the European Medicines Agency of an equivalent application, within a specified time period, which we may extend for additional time and for a specified number of extensions upon the payment of certain fees.

The agreement will continue on a country-by-country and licensed product-by-licensed product basis and expire upon the later of the expiration, lapse, abandonment or invalidation of the last claim of the licensed patent rights to expire, lapse or become abandoned or unenforceable in such country, or ten years after first commercial sale of such licensed product in such country. We may terminate the agreement in its entirety or for each elected disease indication upon prior written notice. REGENXBIO may terminate the agreement immediately in the case of our bankruptcy, or other similar events, if we are late in paying money due under the agreement and do not pay in full within a specified number of days after receiving written notice, or if we or our affiliates commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the agreement for material breach that is not cured within a specified number of days.

Genethon Collaborative Development Agreement

In January 2014, we entered into a collaborative development agreement with Genethon, a French not-for-profit organization. Subject to certain limitations on patents that are co-owned or in-licensed by us, Genethon granted us a royalty-free, exclusive, worldwide license under certain background intellectual property rights controlled by Genethon to research, develop, make and commercialize certain products for the treatment of XLMTM. In addition, the collaboration agreement provides that new intellectual property arising from the performance of the development plan will be owned jointly by both parties and Genethon granted us a royalty-free, exclusive, worldwide license to Genethon’s interest in such new intellectual property to research, develop, make and commercialize certain products for the treatment of XLMTM. Genethon also granted us a right of first negotiation to negotiate rights to other internal research programs conducted by Genethon to research, develop, manufacture or commercialize other products for the treatment of XLMTM that are not already included within the scope of this agreement.

In connection with the entry into the collaborative development agreement, we issued 262,396 shares of our common stock to Genethon, of which 87,465 shares vested immediately, 87,465 shares vested in January 2015 and

87,466 shares vested in January 2016. Genethon also received certain registration rights and information rights, similar to those held by our preferred stockholders.

The agreement provides Genethon with the exclusive right to manufacture licensed product for preclinical and clinical purposes, subject to Genethon’s ability to supply required quantities in accordance with applicable timelines. Manufacturing costs will be paid by us. Under the agreement, we are obligated to fund Genethon’s research and development activities related to AT132. Pursuant to the terms of the agreement, we initiated internal manufacturing operations for licensed product during 2016.

Unless earlier terminated, the agreement will stay in effect until completion of the research program and our license grants will survive any expiration of the agreement. Either party may terminate the agreement for the other party’s uncured material breach of the agreement or for the other party’s bankruptcy. We may terminate the agreement for convenience upon prior written notice. Genethon may terminate the agreement upon raising an objection to continued development on grounds of a safety or efficacy issue and upon prior written notice of such objection.

University of Florida License Agreement

Effective July 2015, we entered into a license agreement with the University of Florida Research Foundation, or UFRF, which was amended in June 2016. Under the agreement, UFRF granted us an exclusive, worldwide license under certain patent rights and a non-exclusive license to certain related know-how for the treatment of Pompe. We agreed to pay an upfront license fee, an annual maintenance fee until first commercial sale of a licensed product, up to $1.2 million in combined development and regulatory milestone payments, and a low single digit royalty on net sales of licensed products sold by us and our sublicensees, subject to minimum annual royalty payments following the first commercial sale of a licensed product. We are obligated to pay royalties on a country-by-country basis until the later of expiration of the last valid claim within the licensed patent rights in such country and ten years after first commercial sale of a licensed product in such country. We also agreed to pay to UFRF certain percentages of sublicense fees we receive from sublicensees of the licensed patent rights based on the stage of development at the time the sublicense is executed.

Under the agreement, we are obligated to diligently perform a specified development plan and to use commercially reasonable efforts to market and commercialize at least one licensed product which has obtained regulatory approval. We are also obligated to achieve a number of diligence milestones, including the achievement of first commercial sale within a specific time period. If we fail to meet any of these diligence milestones and the deadlines are not extended in accordance with the terms of the agreement, then UFRF may terminate the agreement.

We may terminate the agreement for convenience upon prior written notice. UFRF may terminate the agreement upon prior written notice for breach of the agreement by us, including specific listed breaches, our violation of laws or regulations in the development or commercialization of licensed products or our bankruptcy or liquidation. In addition, UFRF may terminate the agreement immediately if we or our affiliates challenge the validity, patentability or enforceability of the licensed patents rights. If the challenge is brought by a sublicensee, UFRF may request that we terminate the sublicense.

FSM License Agreement

In August 2015, we acquired Cardiogen Sciences, Inc., or Cardiogen. Through this transaction, we acquired a license agreement previously entered into by Cardiogen with the Fondazione Salvatore Maugeri, or FSM an Italian non-profit organization. Under the license agreement, we obtained an exclusive worldwide license to certain intellectual property to develop, use and commercialize products related to recessive CPVT, as well as to several additional inherited arrhythmias. Under the agreement, we are obligated to use commercially reasonable efforts to develop and, after receiving regulatory approval for products in a given country, commercialize such products in such country.

As consideration for the license, Cardiogen issued 425,000 shares of Cardiogen common stock to FSM. In connection with our acquisition of Cardiogen, the Cardiogen shares held by FSM were cancelled and converted into

51,968 shares of our common stock. We also agreed to pay FSM low single digital royalties on net sales of licensed products for as long as such product is covered by a valid claim of the licensed patents in the applicable country.

We may terminate the agreement for convenience upon prior written notice. Either party may terminate the agreement upon prior written notice for the uncured material breach of the agreement by the other party or the other party’s bankruptcy or liquidation.

University of Pennsylvania License and Collaboration Agreement

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

As consideration for the licensed rights, we paid the University of Pennsylvania an upfront fee of $0.5 million, as well as $4.5 million for certain preclinical development activities. We are obligated to pay the University of Pennsylvania (i) up to an aggregate of $6.0 million for preclinical development activities agreed upon by both parties, subject to adjustment based on the work plan, which amount includes the $4.5 million previously paid, (ii) up to an aggregate of $13.7 million in development, regulatory and net sales milestone payments for the first licensed product; (iii) low to mid-single-digit royalty percentages on tiered annual net sales of the licensed products sold by us, our affiliates or sublicensees and (iv) mid-single-digit to low double-digit percentages of any sublicense fees we receive from third parties for the grant of sublicenses to any licensed patent rights.

Under the agreement, we are obligated to use commercially reasonable efforts to develop, pursue regulatory approval for, market and commercialize at least one licensed product. The University of Pennsylvania will be responsible for conducting preclinical development activities according to a work plan, including all IND- enabling non-clinical studies and research grade manufacturing. We will be responsible for regulatory strategy and operations, clinical development, GMP manufacture and commercialization of the licensed products.

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

Competition

The biotechnology and pharmaceutical industries, including the gene therapy field, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing gene therapies in various indications as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions. The key competitive factors affecting the success of any approved product will include the efficacy, safety profile, method of administration, cost and level of promotional activity.

For our product candidates, we are aware of the following competing efforts:

•

AT132 for XLMTM. Valerion Therapeutics, LLC is studying VAL-0620, a fusion protein consisting of an antibody linked to MTM1. Preclinical evaluation of this approach in the MTM1 murine model demonstrated improvements in both muscle structure and function, as reported in a 2013 publication. This program has not been reported by Valerion Therapeutics, LLC to have progressed to clinical development.

•

AT342 for Crigler-Najjar. The current standard of care is phototherapy, and upon disease progression, liver transplant. There are currently no products approved specifically for the treatment of Crigler-Najjar. Genethon, a French not-for-profit organization, is developing an AAV-UGT1A1 gene therapy for the treatment of Crigler-Najjar syndrome, and has announced plans to initiate clinical development. Promethera has received orphan drug designation from the FDA and European Commission for the treatment of Crigler-Najjar syndrome for HepaStem, a product that comprises heterologous human adult liver progenitor cells. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar syndrome or ornithine transcarbamylase deficiency. No further development in Crigler-Najjar syndrome has been announced for HepaStem. Additionally, Alexion and Moderna are collaborating to develop a messenger RNA product candidate for the treatment of Crigler-Najjar, but Alexion has announced delays to the program while Moderna evaluates new formulations.

•

AT982 for Pompe Disease. The current standard of care is ERT with recombinant GAA protein. Genzyme Corporation currently markets MYOZYME and LUMIZYME, which are ERTs for the treatment of Pompe disease. Multiple companies, including Genzyme Corporation, Amicus Therapeutics, Inc., Valerion Therapeutics, LLC and Oxyrane UK Limited are currently reported to be developing next generation ERT to treat Pompe disease. The furthest advanced of these is neoGAA from Genzyme Corporation. In addition, there are currently multiple academic institutions and companies researching alternative gene therapy approaches to treating Pompe disease. We do not believe these approaches utilize AAV9 capsids.

•

AT307 for CASQ2-CPVT. Patients with CASQ2-CPVT commonly receive nadolol or propranolol as first-line treatment, sometimes with the addition of a calcium channel blocker. Flecainide, a sodium channel blocker, and implantable cardioverter defibrillators, are also used in the treatment of CASQ2-CPVT. Although infrequent, refractory cases may receive a heart transplant. There are no known investigational therapies in development for CASQ2-CPVT.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of New Drug Applications, or NDAs. Biological products, such as our gene therapy products, are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a Biologics License Application, or BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Biological product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA regulations or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions if it believes that the patients are subject to unacceptable risk.

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug or biologic. In rare instances, a single Phase 3 trial with other confirmatory evidence may be sufficient where there is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing and distribution of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $2,038,000 for Fiscal Year 2017. Under an approved BLA, the applicant is also subject to annual product and establishment user fees, currently exceeding $97,000 per product and $512,000 per establishment for Fiscal Year 2017. While these fees typically increase annually, they decreased from Fiscal Year 2016 to Fiscal Year 2017. A BLA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the BLA includes an indication for other than a rare disease or condition.  Additionally, an approved orphan-designated drug is exempt from the annual product and establishment fees if the applicant and its affiliates had less than $50 million in gross worldwide revenue during the previous year. We have received orphan drug designation for all of our product candidates, and therefore, we expect to be exempt from these fees. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the Agency’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of BLAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA accepts the BLA for filing; applications classified as Priority Review are reviewed within six months of the date the FDA accepts the BLA for filing. A BLA can be classified for Priority Review when the FDA determines the biologic product has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information, or information intended to clarify information already provided in the BLA submission.

The FDA may also refer applications for novel biologic products, or biologic products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians and other experts—for review, evaluation, and a recommendation as to whether the BLA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure, potent and effective in the claimed indication.

After the FDA evaluates the BLA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the BLA submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing and distribution of the biologic with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use, or ETASU. An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product.

Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved BLA, including changes in indications, product labeling, manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.

Additional Regulation for Gene Therapy Products

In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. FDA has issued various guidance documents regarding gene therapies, which outline additional factors that FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. For instance, FDA usually recommends that sponsors observe all surviving subjects who receive treatment using gene therapies in clinical trials for potential gene therapy-related delayed adverse events for a minimum 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire. FDA does not require the long-term tracking to be complete prior to its review of the BLA.

In addition, if a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, a protocol and related documentation must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, prior to the submission of an IND to the FDA. In addition, many companies and other institutions not subject to the NIH Guidelines voluntarily follow them. The NIH convenes the RAC, a federal advisory committee, to discuss selected protocols and informed consent documents that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA notifies the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new biologic product candidate may request that the FDA designate the product for a specific indication for Fast Track status concurrent with, or after, the filing of the IND. The FDA must determine if the biologic product candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. Under the Fast Track program and FDA’s accelerated approval regulations, the FDA may approve a biologic product for a serious or life-threatening illness or condition that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint. A surrogate endpoint is an endpoint that is reasonably likely to predict clinical benefit, or is a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A biologic product candidate approved using a surrogate endpoint is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the beneficial effect on a clinical endpoint. Failure to conduct required post-approval trials, or to confirm a clinical benefit during post-marketing trials, will allow the FDA to withdraw the approved biologic product from the market on an expedited basis. All promotional materials for biologic products approved under accelerated regulations are subject to prior review by the FDA.

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with the FDA, the FDA may initiate review of sections of BLA with Fast Track designation before the application is complete. This is termed “rolling review” and is available if the applicant provides, and the FDA approves, a schedule for the submission of the outstanding BLA information and the applicant pays the applicable user fees. However, the FDA’s performance goal for reviewing a BLA does not begin until the last section of the BLA is submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy Designation

The FDA is also required to expedite the development and review of biological products that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the biologic product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The sponsor of a new biologic product candidate may request that the FDA designate the candidate for a specific indication as a Breakthrough Therapy concurrent with, or after, the filing of the IND for the biologic product candidate. The FDA must determine if the biological product qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the biological product and its potential orphan disease use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product in the approved indication. During the seven-year marketing exclusivity period, the FDA may not approve any other applications to market a biological product containing the same active moiety for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product can be considered clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA user fee.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clintrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation.

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the lot manufacturing history and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before allowing the manufacturer to release the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of a BLA, biologics manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Patent Term Restoration

After approval, owners of relevant biologic patents may apply for a patent term extension for a patent to include the regulatory review period. The allowable patent term extension is calculated as half of the drug’s testing phase—the time from an IND application becoming effective to BLA submission—and all of the regulatory review phase—the time from BLA submission to approval, up to a maximum of five years of patent term restoration. The time can be shortened if FDA determines that the applicant did not pursue approval with appropriate due diligence. The total patent term after the extension may not exceed 14 years from the date of FDA approval of the BLA.

For patents that might expire during the BLA review phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug or biologic covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a biologic for which a BLA has not been submitted.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date a handful of biosimilar products and no interchangeable products have been approved under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to biosimilar product implementation, which is still being evaluated by the FDA.

A reference biologic is granted 12 years of exclusivity from the time of first licensure, or BLA approval, of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the biosimilar abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42- month period.

Post-Approval Requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects a biologic product’s manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with required regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti- Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and/or formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, or the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus generally non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements on certain types of people and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH made HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In March 2010, President Obama enacted the ACA, which has begun to substantially change healthcare financing and delivery by both governmental and private insurers, and has also begun to significantly impact the pharmaceutical and biotechnology industry. The ACA will impact existing government healthcare programs and will result in the development of new programs.

Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs, that began in 2011;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We anticipate that the ACA will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition and results of operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

European Union and the Rest of the World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a CTA much like the IND prior to the commencement of human clinical trials. In the EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2016, we had 97 full-time employees, including 16 employees with M.D. or Ph.D. degrees, and one part-time employee, who holds a Ph.D. degree. Of our workforce, 81 employees are engaged in research and development activities and 16 employees are engaged in finance, legal, human resources and general management activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We are a Delaware corporation incorporated on January 14, 2013. Our principal offices are located at 600 California Street, 17th Floor, San Francisco, CA 94108, and our telephone number is 415-818-1001. Our website address is www.audentestx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock.

Financial Information

We manage our operations and allocate resources as a single operating segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2016, 2015 and 2014 and our total assets as of December 31, 2016 and 2015, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Copies of each of our filings with the SEC can be viewed and downloaded free of charge at our website, www.audentestx.com after the reports and amendments are electronically filed with or furnished to the SEC.

Our code of ethics, corporate governance guidelines, other corporate policies and procedures, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through our website at www.audentestx.com.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our stock could decline, and you could lose part or all of your investment.

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

Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the U.S. Food and Drug Administration, or the FDA, or certain other foreign regulatory agencies, such as the European Medicines Agency, or EMA, before we may commercialize our product candidates.

The success of our product candidates will depend on several factors, including the following:

•

successful completion of preclinical studies, including Good Laboratory Practices, or GLP toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, and successful enrollment and completion of clinical trials under current Good Clinical Practices, or cGCPs;

•

effective Investigational New Drug applications, or INDs, or Clinical Trial Authorisations, or CTAs, that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•

positive results from our clinical programs that are supportive of safety and effectiveness and provide an acceptable risk-benefit profile of our product candidates in the intended patient populations;

•	receipt of regulatory approvals from applicable regulatory authorities;
•

successful development of our internal manufacturing processes, including process development and scale-up activities to supply drug product for pre-clinical studies, clinical trials and commercial sale

•	where applicable, establishment of arrangements with third-party contract manufacturing organizations, or CMOs, for clinical and large-scale commercial supply;
•	establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing against other therapies available in the market;
•	establishment and maintenance of adequate reimbursement from third-party payors for our products;
•	enforcement and defense of intellectual property rights and claims; and
•	maintenance of a continued acceptable safety profile of our product candidates following approval.

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

Though viral vectors similar to ours have been evaluated by others in clinical trials, our product candidates have never been evaluated in human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Other companies conducting gene therapy clinical trials, which we believe serve as proof-of-concept for our product candidates, utilize adeno-associated viral vectors, or AAV vectors, similar to ours. For example, in October 2016, a company developing gene therapy products publicly reported positive interim results from an ongoing Phase 1 trial of a product candidate intended to treat spinal muscular atrophy, a rare neuromuscular disease. However, this study and others like it should not be relied upon as evidence that our planned clinical trials will succeed. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and initial positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of results from our future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. For example, we may want to use the RECENSUS retrospective medical chart review as a historical control for our planned Phase 1/2 ASPIRO trial of AT132. However, because the patient population, supportive care or other factors may be different than those used in the ASPIRO trial, we may be unable to use the RECENSUS study to demonstrate statistical significance of results in our planned ASPIRO trial, which may delay the development of AT132. Even if we demonstrate statistical significance, regulatory agencies may not accept the use of the historical control. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We cannot be certain that we will not face similar setbacks.

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

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

the FDA and other governmental health authorities, Institutional Review Boards, or IRBs, or ethics committees may not authorize or may delay authorizing us or our investigators to commence a clinical trial or conduct a clinical trial at all or at a prospective trial site, such as by requiring us to conduct additional preclinical studies and to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;

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

For instance, safety signals have been observed at the highest dose in non-cGLP mouse disease model studies of AT132 and AT982 that we conducted. In both programs, we have completed initial cGLP large animal studies in which similar safety signals were not observed. We continue to conduct preclinical studies across our portfolio of product candidates in order to enable IND and CTA submissions. If we observe additional unexpected safety signals in these studies or are unable to explain to the regulatory authorities’ satisfaction the safety signals we have observed to date, we may decide or be required to delay or halt initial or further clinical development of these product candidates.

In addition, for our first in human trial of AT132, the FDA as part of their initial feedback to us has suggested that we first study the product candidate in adults. The agency has provided us with an opportunity to justify our position that we do not need to first dose adults. Similarly, The Medicines and Healthcare Products Regulatory Agency has, in its initial feedback to us, suggested we first study AT982 in adults. These issues, or others, could delay our clinical development program. If we do not meet these milestones as publicly announced, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. Our planned clinical trials will be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC. As of April 2016, the new NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (IRB or the Institutional Biosafety Committee, or IBC,) to request a public RAC review based on their own review of the protocol and NIH requirements.  Regardless of the request for public review, NIH RAC members make their own assessment as to whether the protocol would significantly benefit from a public RAC review. The RAC’s recommendations are shared with the FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body approval can be issued. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

Approval of our product candidates may be delayed or refused for many reasons, including:

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

•

our manufacturing facilities, or those of third-party manufacturers with which we contract or procure certain service or raw materials, may not be adequate to support approval of our product candidates; and

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

We have established relationships with research facilities, CMOs and our collaborators to manufacture and supply our product candidates for preclinical and clinical studies, and we have invested in our own state-of-the-art cGMP manufacturing facility in South San Francisco, California.  In this new facility, we are developing and implementing novel in-house production technologies to supply our planned pre-clinical and clinical trials. As we scale our internal manufacturing capabilities, we plan to transition all process development and manufacturing activities to our own facilities. We are currently manufacturing the clinical supply for ASPIRO, the phase 1/2 study of AT132, and VALENS, the phase 1/2 study of AT342, in our internal manufacturing facility. The IND we submitted for AT342 included a description of a manufacturing process and drug product that was manufactured by an external CMO.  Before we may use drug product manufactured in our own facility to dose subjects in VALENS, we will need to submit an IND amendment to the FDA notifying the change to our internal manufacturing process and facility and provide data that shows that internally manufactured AT342 drug product is comparable to AT342 produced by the external CMO. We plan to submit this IND amendment after completion of additional pre-clinical studies to confirm similar pharmacologic activity and safety between externally and internally manufactured AT342 drug product. If we are unable to confirm the activity and safety of the two drug products in pre-clinical studies, or if the FDA does not agree with our assessment of new data contained in the planned IND amendment, we may experience a delay in the planned initiation of VALENS. The drug product planned to be used in the investigator sponsored proof-of-concept study of AT982 has been manufactured by the University of Florida in a facility that we believe complies with cGMPs.

Before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our gene therapy product candidates meet applicable requirements. A manufacturing authorization must be obtained from the appropriate EU regulatory authorities. Because no gene therapy product has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

We expect that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes and allow for better long-term margins. However, we have limited experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing capability. Additionally, given that cGMP gene therapy manufacturing is a nascent industry, there are only a small number of CMOs with the experience necessary to manufacture our product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and, accordingly, our production capacity may be limited. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before any of our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMPs, and perform extensive audits of vendors, contract laboratories and suppliers. If we, or any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMPs, we may experience delays or disruptions in manufacturing while we work to remedy the noncompliance or while we work to identify suitable replacement vendors. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Any of these challenges could delay initiation of, or completion of, clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness and durability of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If our vectors demonstrate a similar effect, we may decide or be required to halt or delay further clinical development of our product candidates.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

Genetically defined diseases generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate that the incidence of XLMTM is approximately one in 50,000 male births, that the incidence of Crigler-Najjar is approximately one in 1,000,000 births, that the incidence of Pompe disease is one in 40,000 births, and that there are approximately 6,000 people in North America, Europe and other addressable markets with CASQ2-CPVT. In addition, some of our potential patients may have neutralizing antibodies to the AAV capsid serotypes we employ, which may affect the therapeutic efficacy of our product candidates. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Patient enrollment may be affected by other factors including:

•	the ability to identify and recruit patients that meet study eligibility criteria;
•	the severity of the disease under investigation;
•	design of the study protocol;
•	the perceived risks, benefits and convenience of administration of the product candidate being studied;
•	our efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians; and
•	the proximity and availability of clinical trial sites to prospective patients.

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

We intend to seek Fast Track designation for some or all of our product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs, or biologics in our case, intended to treat relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical research costs, and prescription drug user fee waivers. Similarly, in the EU, the European Commission grants Orphan Drug Designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an Orphan Drug Designation application. In the EU, Orphan Drug Designation is intended to promote the development of biologics that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or the product would be a significant benefit to those affected). In the EU, Orphan Drug Designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a biologic with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the biologic is entitled to a period of marketing exclusivity, which precludes EMA or the FDA from approving another marketing application for the same biologic and indication for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us for products that constitute the same active moiety and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a biologics license application, or BLA. To date a handful of biosimilar products and no interchangeable products have been approved under the BPCIA. However, the law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or the ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The current federal administration has indicated an intent to repeal the ACA. The President has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. These actions and the uncertainty about the future of the ACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.

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

We also may encounter problems hiring and retaining the experienced scientific, quality assurance, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

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

We and our collaborators, third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

While we are transitioning the manufacturing of our product candidates to our internal facility, we continue to utilize third-party manufacturers and may in the future utilize other third-party manufacturers. Third-party manufacturers may not have the experience or ability to produce our product candidates at clinical or commercial scales within our planned timeframe and cost parameters, and such manufacturers may run into technical or scientific issues that we may be unable to resolve in a timely manner or with available funds. Additionally, the manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and applicable non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Third-party manufacturers’ must demonstrate to the FDA that they can make the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any third-party manufacturer fails to comply with FDA or applicable non-U.S. regulatory requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

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

We face significant competition in an environment of rapid technological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.

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

For the treatment of Crigler-Najjar, the current standard of care is phototherapy, and upon disease progression, liver transplant. There are currently no products approved specifically for the treatment of Crigler-Najjar. Genethon, a French not-for-profit organization, is developing an AAV-UGT1A1 gene therapy for the treatment of Crigler-Najjar syndrome, and has announced plans to initiate clinical development. Promethera has received orphan drug designation from the FDA and European Commission for the treatment of Crigler-Najjar syndrome for HepaStem, a product that comprises heterologous human adult liver progenitor cells. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar syndrome or ornithine transcarbamylase deficiency. No further development in Crigler-Najjar syndrome has been announced for HepaStem. Additionally, Alexion and Moderna are collaborating to develop a messenger RNA product candidate for the treatment of Crigler-Najjar, but Alexion has announced delays in the program while Moderna evaluates new formulations.

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

For the treatment of CASQ2-CPVT, patients commonly receive nadolol or propranolol as first-line treatment, sometimes with the addition of a calcium channel blocker. Flecainide, a sodium channel blocker, and implantable cardioverter defibrillators, are also used in the treatment of CASQ2-CPVT. Although infrequent, refractory cases may receive a heart transplant. There are no known investigational therapies in development for CASQ2-CPVT.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

In addition to our relationship with the University of Pennsylvania and University of Florida, for some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

In addition, our collaborations with the University of Pennsylvania and the University of Florida, and any future collaborations that we enter into, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $59.7 million and $26.5 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $100.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of our products. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for AT132, AT342, AT982, AT307 and other future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our lead product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2016, our cash, cash equivalents and short-term investments were $104.9 million. We expect that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into late 2018.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. As of December 31, 2016, we had federal net operating loss carryforwards of $77.3 million, which begin to expire in 2033. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Under our license agreements with REGENXBIO, the University of Florida Research Foundation, the University of Pennsylvania and FSM, we will be required to pay royalties based on our net revenues from sales of our products utilizing the technologies and products. These royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates and in the raising of funding. In addition, these agreements contain development obligations and we may not be successful in meeting all of the obligations in the future on a timely basis or at all. We may need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements. Delay or failure by any such third parties could adversely affect the continuation of our license agreements with third-party licensors. For example, our Exclusive License Agreement with the University of Florida Research Foundation provides that the University of Florida Research Foundation has the right to terminate the agreement if we do not meet certain deadlines.

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

As our development, manufacturing and commercialization plans and strategies develop, and as we fully transition our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

During the audit of our financial statements for the years ended December 31, 2015 and 2014 a material weakness was identified in our internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness that was identified related to a lack of sufficient accounting resources and personnel that limited our ability to adequately segregate duties, establish defined accounting policies and procedures and perform timely reviews of account reconciliations.

During 2016 we implemented measures to improve our internal control over financial reporting to address the underlying causes of the previously identified material weakness, including (i) the hiring of our Chief Financial Officer and other accounting personnel, (ii) establishing new accounting policies and procedures, (iii) implementing a new enterprise accounting system, and (iv) implementing appropriate disclosure controls and procedures We believe that the remediation steps outlined above were sufficient to remediate the previously identified material weakness in internal control over financial reporting as discussed above.

We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2016 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.

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

We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, including, for example our August 2015 acquisition of Cardiogen. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California. We occupy 29,720 square feet of office space in this location under a lease that expires in June 2023. Additionally, we have subleased 21,960 square feet of cGMP manufacturing space in South San Francisco, California, under a sublease that expires in May 2017. We exercised an option in May 2016 to enter into a ten-year lease for the existing 21,960 square feet plus approximately 17,000 additional square feet of contiguous manufacturing space, which will become effective in June 2017. We have the option to exercise two additional five-year terms for this manufacturing space at the end of the initial ten-year lease. Additionally, we have subleased 8,983 square feet of research and development laboratory space in South San Francisco, California, under a sublease that expires in January 2018.

Item 3. Legal Proceedings.

We are not currently a party to any pending legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on The NASDAQ Global Market under the symbol “BOLD” since our initial public offering on July 20, 2016. Prior to that time, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported by The NASDAQ Global Market.

	High	Low
Third quarter (beginning July 20, 2016)	$20.74	$13.13
Fourth quarter 2016	$19.00	$13.06

On March 8, 2017, the last reported sale price for our common stock on The NASDAQ Global Market was $15.09 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between July 20, 2016 (the date of our initial public offering) and December 31, 2016, with the cumulative total return of (a) the NASDAQ Biotechnology Index (^NBI) and (b) the NASDAQ Composite Index (^IXIC), over the same period. This graph assumes the investment of $100 on July 20, 2016 in our common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the NASDAQ Stock Market LLC, a financial data provider and a source believed to be reliable.

Cumulative Total Return Comparison

	July 20, 2016	December 31, 2016

Audentes Therapeutics, Inc.	$100.00	$120.75
NASDAQ Composite Index	$100.00	$106.37
NASDAQ Biotechnology Index	$100.00	$95.98

This performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Holders

As of March 8, 2017, there were 38 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividends

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by stockholders	2,534,622	(1)	$5.60	1,891,092	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	2,534,622		$5.60	1,891,092

(1)

Includes 2,534,622 shares of common stock issuable upon exercise of outstanding options under all existing equity compensation plans. Of these shares, 2,219,852 were subject to options then outstanding under our 2012 Equity Incentive Plan and 314,770 were subject to options then outstanding under our 2016 Equity Incentive Plan (the 2016 Plan).

(2)

Represents 1,891,092 shares of common stock available for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. The additional shares from the annual increase on January 1, 2017 are not included in the table above.

Recent Sales of Unregistered Securities

From January 1, 2016 to July 18, 2016, we granted to our directors, officers, employees and consultants options to purchase 282,978 shares of common stock under our 2012 Equity Incentive Plan with a per share exercise price of $7.5366, and have issued no shares of common stock upon exercise of such options. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act.

Use of Proceeds from Registered Securities

On July 19, 2016, our Registration Statement on Form S-1 (File No. 333-208842) relating to the initial public offering of our common stock was declared effective by the SEC.

There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final Prospectus filed with the SEC on July 20, 2016 pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes and other financial information included in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the year ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Year Ended December 31,
	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Research and development	$48,770	$20,235	$9,280	$1,911
General and administrative	11,276	6,491	1,670	1,143
Loss from operations	(60,046)	(26,726)	(10,950)	(3,054)
Interest income	472	245	6	—
Other income (expense), net	(94)	23	125	—
Net loss	$(59,668)	$(26,458)	$(10,819)	$(3,054)
Basic and diluted net loss per common share	$(5.59)	$(23.03)	$(21.56)	$(8.64)
Weighted-average basic and diluted common shares	10,673,559	1,148,827	501,707	353,472

	As of December 31,
	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$36,359	$72,058	$45,599	$12,946
Short-term investments	68,524	23,169	14,851	—
Property and equipment, net	18,936	2,968	264	110
Working capital	95,877	91,916	57,830	12,761
Total assets	142,057	117,469	63,009	13,327
Total liabilities	22,686	15,780	3,145	415
Stockholders' equity	119,371	101,689	59,864	12,912

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. For further information regarding forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements” at the beginning of Part I of this Annual Report on Form 10-K. All amounts are expressed in thousands other than per share amounts.

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

We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have an active Investigational New Drug application, or IND, for AT342, and have submitted an IND for AT132.  Our collaborating institution, the University of Florida, has submitted an investigator sponsored IND to conduct a proof-of-concept study of AT982 delivered via intra-muscular injection, and we are conducting IND-enabling preclinical work for the systemic administration of AT982 for the treatment of Pompe disease and exploratory preclinical work evaluating intrathecal delivery of AT982.  We expect to have preliminary data from the AT132, AT342 and AT982 programs in the second half of 2017, and plan to file an IND for AT307 in the second half of 2017. Given the available clinical and regulatory pathways, we believe that the rarity and severity of the diseases we target may provide advantages for drug development, including the potential for expedited development and regulatory review, and market exclusivity. We maintain full global rights to all of our product candidates.

We have built our portfolio of product candidates in part by engaging in strategic transactions with third parties. In July 2013, we entered into a license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we obtained intellectual property rights related to AT132 and AT982. In January 2014, we entered into a collaborative development agreement with Genethon, pursuant to which we acquired intellectual property rights related to AT132 in exchange for granting Genethon the exclusive right to manufacture materials for preclinical and early clinical development, subject to Genethon’s ability to supply required quantities in accordance with applicable timelines, and the funding for certain research and development activities related to AT132. In July 2015, we entered into a license with the University of Florida Research Foundation, or UFRF, pursuant to which we obtained intellectual property rights related to AT982. In August 2015, in connection with our acquisition of Cardiogen Sciences, Inc., or Cardiogen, we acquired a license agreement with Fondazione Salvatore Maugeri, or FSM, pursuant to which we obtained a license to FSM’s intellectual property rights related to AT307 and certain other products that we may develop related to the treatment of several additional inherited arrhythmias. In November 2015, we entered into two additional license agreements with REGENXBIO, pursuant to which we obtained intellectual property rights related to AT307 and AT342. In May 2016, we entered into a license and collaboration agreement with The Trustees of the University of Pennsylvania, or the University of Pennsylvania, pursuant to which we obtained a license to develop and commercialize a gene therapy product for Crigler-Najjar. Upon execution of the license and collaboration agreement with the University of Pennsylvania, we met the conditions of a contractual milestone under our Crigler-Najjar license agreement with REGENXBIO, and made a required payment of $0.4 million to REGENXBIO. We also paid the University of Pennsylvania an upfront fee of $0.5 million, as well as $3.0 million for certain preclinical development activities. In June and December 2016, we paid the University of Pennsylvania an additional $1.5 million and $1.2 million, respectively, for preclinical development activities. We may be required to make additional milestone payments and pay royalties and other amounts to third parties pursuant to our license and collaboration agreements as we further develop and commercialize our product candidates.

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $59.7 million, $26.5 million and $10.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $100.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
•

add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our administrative and compliance obligations as a public company.

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock and through the issuance and sale of our common stock pursuant to our recently completed initial public offering, or IPO, of common stock. On July 19, 2016, our Registration Statement on Form S-1 relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 5,675,000 shares of our common stock (inclusive of 675,000 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $15.00 per share for aggregate cash proceeds of $75.2 million, net of underwriting discounts, commissions, and offering costs. The sale of 5,000,000 shares in the IPO closed on July 25, 2016 and the sale of 675,000 shares pursuant to the underwriters’ option closed on August 23, 2016.  As of December 31, 2016, we had cash, cash equivalents and short-term investments of $104.9 million.

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

Financial Operations Overview

Research and Development Expenses

Research and development program expenses consist primarily of external costs incurred for the development of our product candidates, which include:

•	expenses incurred under agreements with consultants, third-party service providers and investigative clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials;

•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers and manufacturing input costs for use in internal manufacturing processes; and
•	costs related to in-licensing of rights to develop and commercialize our product candidate portfolio.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	For the Year Ended December 31,
	2016	2015	2014
AT132 direct program costs	$15,264	$5,890	$4,802
AT342 direct program costs	7,436	—	—
AT982 direct program costs	2,168	2,154	700
AT307 direct program costs	374	1,805	—
Personnel, non-program, and unallocated program costs	23,528	10,386	3,778
Total research and development expenses	$48,770	$20,235	$9,280

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we begin to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, including rent and maintenance of facilities, depreciation and amortization expense and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonuses, payroll taxes, benefits and stock-based compensation expense. In addition, we incurred acquisition costs, which were primarily legal and accounting fees, in connection with our acquisition of Cardiogen in 2015. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our product candidates and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The NASDAQ Global Market, additional insurance expenses, investor relations activities and other administration and professional services.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Other Income (Expense), net

Other income (expense), net primarily consists of gains and losses on disposal of property and equipment and foreign currency transaction gains and losses incurred during the period.

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

Business Combinations

We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires us to make estimates and assumptions, notably at the acquisition date with respect to intangible assets and in-process research and development.

Contingent Consideration Payable

We determine the fair value of contingent consideration payable on the acquisition date using a probability-based income approach utilizing an appropriate discount rate. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as adjustments to research and development expense. Changes in the fair value of contingent consideration payable can result from adjustments to the estimated probability and assumed timing of achieving the underlying milestones, as well as from changes to estimated discount rates.

Accrued Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of research, preclinical studies, regulatory consulting, clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the balance sheet and within research and development expense in the statement of operations and comprehensive loss. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with various third parties.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fees to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Stock-Based Compensation Expense

We recognize compensation costs related to stock-based awards granted to employees, including stock options, based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The fair value of the unvested options under these arrangements is subject to remeasurement over the vesting terms as earned. Expense is recognized over the vesting period which is generally the same as the service period.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•

Expected Term—Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term for employee options and based on the contractual term for non-employee options).

•

Expected Volatility— Since we have only been publicly traded since July 2016 and do not have adequate trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, employee retention expectations and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures materially differs from our estimates, we will be required to record adjustments to stock-based compensation expense in future periods.

Historically, for all periods prior to our initial public offering in July 2016, the fair value of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provide by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock prior to our initial public offering, our board of directors exercised their judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies; the lack of marketability of our common stock; and valuations obtained from sales of our preferred stock to unrelated parties.

After the closing of our initial public offering, our board of directors determines the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

As of December 31, 2016, our total gross deferred tax assets were $51.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating loss and tax credit carryforwards.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. These ownership change limitations may limit the amount of net operating loss carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Since our formation, we have raised capital through the issuance of capital stock on several occasions, which separately or combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such ownership changes, or could result in ownership changes in the future.

We have not completed an analysis to assess whether an ownership change has occurred. If we have experienced an ownership change as defined in the Code at any time since our formation, utilization of our net operating loss carryforwards would be subject to an annual limitation under Section 382 of the Code. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

	For the Year Ended December 31,
	2016	2015	Change
	(in thousands)
Operating expenses
Research and development	$48,770	$20,235	$28,535
General and administrative	11,276	6,491	4,785
Total operating expenses	60,046	26,726	33,320
Loss from operations	(60,046)	(26,726)	(33,320)
Interest income	472	245	227
Other (loss) income, net	(94)	23	(117)
Net loss	$(59,668)	$(26,458)	$(33,210)

Research and Development

Research and development expenses increased by $28.5 million, or 141%, to $48.7 million for the year ended December 31, 2016. The increase was due to a $9.3 million increase in expenses related to our AT132 program, as we conducted additional preclinical studies, increased manufacturing of study materials and incurred consulting and initiation costs in preparation for future clinical trials, a $7.2 million increase in personnel costs and a $1.6 million increase for facility costs primarily due to increased headcount and investment in manufacturing, a $6.0 million increase in expenses related to our AT342 and AT307 programs, which we initiated in late 2015, a $3.5 million increase for lab supplies and other expenses related to expanded research and development activities in support of preclinical research and manufacturing process development, and a $0.8 million increase for stock-based compensation expense. We anticipate research and development expenses to continue to increase as we expand operations for all programs.

General and Administrative

General and administrative expenses increased by $4.8 million, or 74%, to $11.3 million for the year ended December 31, 2016. The increase was primarily due to a $1.7 million increase in personnel and consulting costs, a $0.9 million increase in facilities-related costs, a $0.6 million increase in stock-based compensation expense due to increased headcount, a $0.5 million increase in accounting and other professional fees, and a $0.4 million increase in insurance costs. Many of these increases are a result of becoming a public company and we expect to continue to incur these expenses.

Interest Income

Interest income increased by $0.2 million, or 93%, to $0.5 million for the year ended December 31, 2016, as we invested the funds we received from our equity financings into short duration fixed-income securities.

Comparison of Years Ended December 31, 2015 and 2014

	For the Year Ended December 31,
	2015	2014	Change
	(in thousands)
Operating expenses
Research and development	$20,235	$9,280	$10,955
General and administrative	6,491	1,670	4,821
Total operating expenses	26,726	10,950	15,776
Loss from operations	(26,726)	(10,950)	(15,776)
Interest income	245	6	239
Other income, net	23	125	(102)
Net loss	$(26,458)	$(10,819)	$(15,639)

Research and Development

Research and development expenses increased by $11.0 million, or 118%, to $20.2 million for the year ended December 31, 2015. The increase was primarily due to a $3.8 million increase in personnel costs and a $0.9 million increase in facilities costs due to an increase in our research and development headcount. In addition, there was a $2.6 million increase in expenses related to our AT132 and AT982 programs, as we conducted additional preclinical studies, increased manufacturing of study materials and incurred consulting and initiation costs in preparation for future clinical trials. In addition, we launched the AT342 and AT307 programs in 2015, incurring total costs of $2.4 million in 2015, with no comparable costs in 2014. There was also an increase of $1.2 million for lab supplies and $0.6 million for other expenses related to expanded research and development activities to support of preclinical activities and manufacturing process development. In addition, the increase in the fair value of the acquisition contingent consideration payable was $0.1 million, with no comparable expense in 2014.

General and Administrative

General and administrative expenses increased by $4.8 million, or 289%, to $6.5 million for the year ended December 31, 2015. The increase was primarily due to a $2.7 million increase in personnel and consulting costs, a $0.5 million increase in facilities costs due to increased headcount and a $0.1 million increase for legal fees in support of general corporate, in-licensing and patient-related activities. Additionally, we incurred $0.4 million in transaction costs associated with the acquisition of Cardiogen in 2015, with no comparable expense in 2014.

Interest Income

Interest income increased by $0.2 million for the year ended December 31, 2015, as we invested the funds we received from our preferred stock financings into short duration fixed-income securities.

Liquidity, Capital Resources and Plan of Operations

Since our inception in 2012 through December 31, 2016, our operations have been financed solely by net proceeds of $135.8 million from the sale of shares of our convertible preferred stock and $75.2 million from the sale of common stock from our IPO in July 2016. As of December 31, 2016, we had $104.9 million in cash, cash equivalents and short-term investments and an accumulated deficit of $100.4 million.

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

Loan and Security Agreement

On March 7, 2017, we and certain of our subsidiaries entered into a Loan and Security Agreement by and among us and the subsidiaries, as borrower, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively referred to as the Lender) and Hercules Capital, Inc., a Maryland corporation, in its capacity as administrative agent and collateral agent for itself and the Lender, pursuant to which the Lender has made available to us a term loan in an aggregate principal amount of $20 million. Through September 15, 2017, we may draw up to an aggregate of $10 million, but cannot draw more than an aggregate of $5 million from June 15, 2017 to September 15, 2017. In addition, beginning on the date we initiate enrollment in Phase 1/2 clinical trials for AT132 and AT342 under U.S. Investigational New Drug applications and continuing through December 15, 2017, we may draw up to an additional $10 million.

The term loan made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of either (i) 7.95% plus the prime rate as reported in the Wall Street Journal minus 3.75%, and (ii) 7.95%. The term loan matures on December 1, 2020. We shall begin to repay the aggregate principal amount that is outstanding in equal monthly installments of principal and interest beginning on July 1, 2018, or if certain clinical development or financing milestones are achieved, beginning on certain dates in 2019, until the term loan maturity or such earlier date when secured obligations are repaid. We may voluntarily prepay the term loan, subject to a 2.0% premium for 12 months and a 1.0% premium after 12 months but prior to 24 months. Certain mandatory prepayments are required upon a Change in Control (as defined in the Loan Agreement). Upon the repayment of the term loan, or if no term loan is drawn, on December 16, 2017, we shall pay lender the greater of $200,000 or 5.40% of the aggregate amount of the term loans drawn under the agreement.

The Loan Agreement requires us to maintain certain covenants, including those that require us to provide the Lender with certain financial and other information and pay taxes, and restrict our ability to incur other indebtedness, dispose of collateral, make certain investments and distribution, declare dividends, transfer certain assets, merge with other entities, change our name or jurisdiction, maintain certain deposit accounts or take certain actions with respect to subsidiaries. Our obligations under the Loan Agreement are secured by substantially all of our assets, which do not include, among certain other items, our intellectual property.

In connection with the entry into the Loan Agreement, we issued a warrant to Hercules Technology III, L.P., a Delaware limited partnership, or Hercules Technology, exercisable for the number of shares of our common stock that is equal to the greater of (i) 3.0% of the aggregate amount of the term loan advances  funded under the Loan Agreement or (ii) $150,000, in each case divided by the exercise price of $15.13 per share, subject to adjustment from time to time in accordance with the provisions of the warrant. The warrant is immediately exercisable through the earlier of (i) March 7, 2022 and (ii) the consummation of certain acquisition transactions involving us as set forth in the warrant. The number of shares for which the warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the warrant.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash used in operating activities	$(49,016)	$(27,515)	$(8,069)
Cash used in investing activities	(62,048)	(8,876)	(16,664)
Cash provided by financing activities	75,365	62,850	57,386
Net (decrease) increase in cash and cash equivalents	$(35,699)	$26,459	$32,653

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2016 was $49.0 million. Our net loss was $59.7 million, which included noncash charges of $4.0 million, consisting primarily of $2.0 million of stock-based compensation expense, $1.7 million of depreciation and amortization expense and a $0.1 million change in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of a $1.1 million increase in our prepaid expenses, primarily for research and development service contracts, and other current assets and a $4.1 million increase in our accounts payable and accrued liabilities.

Cash used in operating activities for the year ended December 31, 2015 was $27.5 million. Our net loss was $26.5 million, which was partially offset by noncash charges of $2.4 million, consisting primarily of $1.3 million of stock-based compensation expense, $0.7 million of amortization of discounts on investments and $0.2 million of depreciation and amortization expense. The change in our net operating assets was primarily the result of a decrease in our prepaid expenses, primarily for research and development service agreements, and other current assets by $3.4 million being offset by an increase in our accounts payable and accrued liabilities by a net $3.3 million.

Cash used in operating activities for the year ended December 31, 2014 was $8.1 million. Our net loss was $10.8 million, which included noncash charges of $0.5 million, primarily for stock-based compensation expense. In addition, our prepaid expenses and other current assets increased by $0.3 million and our accounts payable and accrued liabilities increased by $2.5 million, which resulted in a net reduction in our use of cash.

Cash Flows from Investing Activities

Cash used for investing activities was $62.0 million for the year ended December 31, 2016, primarily due to purchases of property and equipment of $16.7 million and purchases of marketable securities of $104.0 million, partially offset by the sale or maturity of marketable securities of $58.6 million. In addition, we transferred $0.1 million to restricted cash.

Cash used for investing activities was $8.9 million for the year ended December 31, 2015 and was primarily related to purchases of marketable securities for $40.1 million and purchases of property and equipment for $1.7 million, partially offset by the maturity or sale of investments of $32.8 million and cash received in the acquisition of Cardiogen of $0.1 million. In addition, we transferred $3.6 million to restricted cash.

Cash used in investing activities for the year ended December 31, 2014 was $16.7 million related to the purchase of marketable securities for $16.5 million and purchases of property and equipment for $0.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was $75.4 million. The inflow was related to net proceeds from our IPO of $75.2 million and proceeds from the exercise of stock options of $0.2 million.

Cash provided by financing activities during the year ended December 31, 2015 was $62.9 million. The inflow was related to net proceeds from the issuance of convertible preferred stock of $62.8 million and proceeds from the exercise of stock options of $0.1 million.

Cash provided by financing activities for the year ended December 31, 2014 was primarily related to net proceeds from the issuance of convertible preferred stock of $57.4 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Less than 1 year	2 years	3 years	4 years	5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$2,831	$2,928	$2,983	$3,071	$3,162	$7,747	$22,722
Total contractual obligations	$2,831	$2,928	$2,983	$3,071	$3,162	$7,747	$22,722

Lease Agreements

In September 2015, we entered into a lease agreement for approximately 22,000 square feet of office space in San Francisco, California, which serves as our corporate headquarters. The initial term commenced in February 2016 and expires in June 2022. In November 2016, we entered into an amendment to this lease agreement which provided us with approximately 8,000 additional square feet and extended the term of the lease for an additional 12 months, through to June 2023. The total minimum lease payments due for this lease aggregate $15.0 million.

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

License and Collaboration Agreements

Under various license agreements, we will be required to make milestone payments and pay royalties and other amounts to third parties. Under the 2013 license agreement with REGENXBIO related to AT132 and AT982, we are required to pay REGENXBIO (i) an annual maintenance fee; (ii) up to $8.85 million in combined milestone fees per licensed product related to XLMTM and up to $8.85 million in combined milestone fees per licensed product related to Pompe disease, a small portion of which may be paid in the form of shares of our common stock; (iii) mid to high single digit royalty percentages on net sales of licensed products and (iv) mid-single digit to low twenties royalty percentages of any sublicense fees we receive from sublicensees for the licensed patent rights.

Under the 2015 license agreement with REGENXBIO regarding intellectual property rights related to AT307, we are required to pay REGENXBIO (i) an annual maintenance fee for each covered indication; (ii) up to $8.8 million in combined development and regulatory milestone fees for each indication and each licensed product; (iii) up to $45.0 million in combined commercial milestone fees based on various annual aggregate net sales thresholds; (iv) mid-single digit to low teens royalty percentages on net sales of licensed products sold by us, our affiliates and sublicensees and (v) a low twenties percentage of any sublicense fees we receive from sublicensees for the licensed products and certain fees we receive from the sale or transfer of specified rights related to a licensed product.

Under the 2015 license agreement with REGENXBIO regarding intellectual property rights related to AT342, we are required to pay REGENXBIO (i) an annual maintenance fee; (ii) up to $7.6 million in combined development and regulatory milestone fees per licensed product; (iii) mid-single digit to low teens royalty percentages on net sales of licensed products sold by us, our affiliates and sublicensees and (iv) a low twenties percentage of certain sublicense fees we receive from sublicensees for the licensed products and certain fees we receive from the sale or transfer of specified rights related to a licensed product.

Under the 2015 license agreement with UFRF, we are required to pay UFRF (i) an annual maintenance fee until first commercial sale of a licensed product; (ii) up to $1.2 million in combined development and regulatory milestone payments; (iii) low-single digit royalty percentages on net sales of AT982 and certain other product candidates that we may develop in the future related to Pompe disease, subject to minimum annual royalty payments of up to $0.2 million per year following the first commercial sale; and (iv) certain percentages of sublicense fees we receive from sublicensees of the licensed patent rights.

Under the license agreement with FSM that we acquired in connection with the 2015 Cardiogen acquisition, we are required to pay FSM low-single digit royalties on net sales of AT307 and certain other product candidates that we may develop in the future related to the treatment of CASQ2-CPVT and several additional inherited arrhythmias.

Under a 2014 collaborative development agreement with Genethon, we are committed to reimbursing Genethon for mutually agreed manufacturing costs and research and development activities related to AT132. We have not included these potential payment obligations in the table above as the amount and timing of such payments are not known.

Under a 2016 license and collaboration agreement with the University of Pennsylvania, we are obligated to pay the University of Pennsylvania (i) up to an aggregate of $6.0 million for preclinical development activities agreed upon by both parties, of which $5.7 million had been paid as of December 31, 2016; (ii) up to an aggregate of $13.7 million in development, regulatory and net sales milestone payments for the first licensed product; (iii) low to mid-single digit royalty percentages on tiered annual net sales of the licensed products and (iv) mid-single digit to low double-digit percentages of any sublicense fees we receive from third parties for the grant of sublicenses to any licensed patent rights.

During the year ended December 31, 2016, we entered into two other intellectual property license agreements to develop and commercialize products in multiple therapeutic areas. Pursuant to these agreements, we paid an aggregate of $0.1 million upfront that was recorded as research and development expense during the year ended December 31, 2016. The agreements also provide for us to pay up to an aggregate of $1.9 million in contingent future development and commercialization milestones, a royalty on related product sales of 1% or less, and a portion of any sub-license fees we receive.

As of December 31, 2016, we had not developed a commercial product using the licensed technologies and no milestones had been achieved under these agreements, except for $0.7 million to the University of Pennsylvania as a result our filing an IND for AT342 and $0.4 million to REGENXBIO based upon our entry into the license and collaboration agreement with the University of Pennsylvania. We have not included any contingent payment obligation, such as milestones or royalties, in the table above as the amount, timing and likelihood of such payments are not known.

For further information about our license and collaboration agreements, see the section entitled “Business—License and Collaboration Agreements.”

Other Contracts

We also enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern. The pronouncement is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We adopted ASU 2014-15 during our fiscal year ended December 31, 2016. The pronouncement did not have a material effect on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is January 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of leases with terms of 12 months or less) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. We continue to evaluate the impact that the standard will have on our consolidated financial statements and related disclosures; however, it is our expectation that adoption of the pronouncement will have a material impact to our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. It also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We adopted the pronouncement on January 1, 2017 and do not expect it to have a material impact to our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. It also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. We are currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $104.9 million and $95.2 million as of December 31, 2016 and 2015, respectively, which consisted of bank deposits, money market funds and marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of December 31, 2016 and 2015.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related financial statement schedules required to be filed are listed in the Index to Financial Statements and are incorporated herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

We have implemented measures designed to improve our disclosure controls and procedures and internal control over financial reporting to remediate this material weakness, including the hiring of finance and accounting personnel and establishing new accounting and financial reporting procedures, policies, processes and information technology systems to have in place an appropriate level of internal control over financial reporting. We believe that the remediation efforts outlined above were sufficient to remediate the material weakness in internal control over financial reporting. We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant control deficiencies may have been identified.

Changes in Internal Control over Financial Reporting

Except as otherwise described under “Remediation Efforts on Previously Identified Material Weakness,” there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 7, 2017, we and certain of our subsidiaries entered into a Loan and Security Agreement by and among us and the subsidiaries, as borrower, the several banks and other financial institutions or entities from time to time parties to the Loan Agreement (collectively referred to as the Lender) and Hercules Capital, Inc., a Maryland corporation, in its capacity as administrative agent and collateral agent for itself and the Lender, pursuant to which the Lender has made available to us a term loan in an aggregate principal amount of $20 million. Through September 15, 2017, we may draw up to an aggregate of $10 million, but cannot draw more than an aggregate of $5 million from June 15, 2017 to September 15, 2017. In addition, beginning on the date we initiate enrollment in Phase 1/2 clinical trials for AT132 and AT342 under U.S. Investigational New Drug applications and continuing through December 15, 2017, we may draw up to an additional $10 million.

The term loan made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of either (i) 7.95% plus the prime rate as reported in the Wall Street Journal minus 3.75%, and (ii) 7.95%. The term loan matures on December 1, 2020. We shall begin to repay the aggregate principal amount that is outstanding in equal monthly installments of principal and interest beginning on July 1, 2018, or if certain clinical development or financing milestones are achieved, beginning on certain dates in 2019, until the term loan maturity or such earlier date when secured obligations are repaid. We may voluntarily prepay the term loan, subject to a 2.0% premium for 12 months and a 1.0% premium after 12 months but prior to 24 months. Certain mandatory prepayments are required upon a Change in Control (as defined in the Loan Agreement). Upon the repayment of the term loan, or if no term loan is drawn, on December 16, 2017, we shall pay lender the greater of $200,000 or 5.40% of the aggregate amount of the term loans drawn under the agreement.

The Loan Agreement requires us to maintain certain covenants, including those that require us to provide the Lender with certain financial and other information and pay taxes, and restrict our ability to incur other indebtedness, dispose of collateral, make certain investments and distribution, declare dividends, transfer certain assets, merge with other entities, change our name or jurisdiction, maintain certain deposit accounts or take certain actions with respect to subsidiaries. Our obligations under the Loan Agreement are secured by substantially all of our assets, which do not include, among certain other items, our intellectual property.

In connection with the entry into the Loan Agreement, we issued a warrant to Hercules Technology III, L.P., a Delaware limited partnership, or Hercules Technology, exercisable for the number of shares of our common stock that is equal to the greater of (i) 3.0% of the aggregate amount of the term loan advances  funded under the Loan Agreement or (ii) $150,000, in each case divided by the exercise price of $15.13 per share, subject to adjustment from time to time in accordance with the provisions of the warrant. The warrant is immediately exercisable through the earlier of (i) March 7, 2022 and (ii) the consummation of certain acquisition transactions involving us as set forth in the warrant. The number of shares for which the warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the warrant.

Neither we nor Hercules Technology engaged any investment advisors with respect to the issuance of the warrant and no finders’ fees were paid to any party in connection therewith. The issuance of the warrant was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016, and is incorporated by reference into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
(1)	Financial Statements. See Index to Financial Statements under Item 8 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.
(3)

Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the financial statements in this Annual Report on Form 10-K.

(b)	Exhibits. See Item 15(a)(3) above.
(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Audentes Therapeutics, Inc.

Date: March 10, 2017	By:	/s/ Matthew R. Patterson
Matthew R. Patterson
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Matthew Patterson and Tom Soloway, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew R. Patterson	President, Chief Executive Officer and Director	March 10, 2017
Matthew R. Patterson	(Principal Executive Officer)

/s/ Thomas Soloway	Chief Financial Officer	March 10, 2017
Thomas Soloway	(Principal Financial and Accounting Officer)

/s/ Louis Lange	Director	March 10, 2017
Louis Lange

/s/ Scott Morrison	Director	March 10, 2017
Scott Morrison

/s/ Kush Parmar	Director	March 10, 2017
Kush Parmar

/s/ Thomas Schuetz	Director	March 10, 2017
Thomas Schuetz

/s/ Jonathan Silverstein	Director	March 10, 2017
Jonathan Silverstein

/s/ Julie Smith	Director	March 10, 2017
Julie Smith

/s/ Stephen Squinto	Director	March 10, 2017
Stephen Squinto

/s/ Thomas Woiwode	Director	March 10, 2017
Thomas Woiwode

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Audentes Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Audentes Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Audentes Therapeutics, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 10, 2017

AUDENTES THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$36,359	$72,058
Short-term investments	68,524	23,169
Restricted cash	730	730
Prepaid expenses and other current assets	2,824	3,682
Total current assets	108,437	99,639
Restricted cash - long-term	3,020	2,930
Property and equipment, net	18,936	2,968
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	33	301
Total assets	$142,057	$117,469
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,424	$2,789
Accrued liabilities	9,871	4,797
Deferred rent	265	137
Total current liabilities	12,560	7,723
Deferred rent and asset retirement obligation - long-term	2,486	519
Contingent acquisition consideration payable	4,380	4,278
Deferred tax liability, net	3,260	3,260
Total liabilities	22,686	15,780
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 and 0 shares authorized as of December 31, 2016 and December 31, 2015; 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Convertible preferred stock, Series Seed, $0.00001 par value; 0 and 1,400,000 shares authorized as of December 31, 2016 and December 31, 2015; 0 and 627,867 shares issued and outstanding as of December 31, 2016 and December 31, 2015, aggregate liquidation preference of $0 and $1,400 as of December 31, 2016 and December 31, 2015, respectively	—	1,378
Convertible preferred stock, Series A, $0.0001 par value; 0 and 11,199,876 shares authorized as of December 31, 2016 and December 31, 2015; 0 and 5,022,876 shares issued and outstanding as of December 31, 2016 and December 31, 2015, aggregate liquidation preference of $0 and $30,000 as of December 31 2016 and December 31, 2015, respectively	—	28,757
Convertible preferred stock, Series B, $0.0001 par value; 0 and 8,570,366 shares authorized as of December 31, 2016 and December 31, 2015; 0 and 3,843,604 shares issued and outstanding as of December 31, 2016 and December 31, 2015, aggregate liquidation preference of $0 and $43,026 as of December 31, 2016 and December 31, 2015, respectively	—	42,835
Convertible preferred stock, Series C, $0.0001 par value; 0 and 9,684,789 shares authorized as of December 31, 2016 and December 31, 2015; 0 and 4,325,954 shares issued and outstanding as of December 31, 2016 and December 31, 2015, aggregate liquidation preference of $0 and $65,000 as of December 31, 2016 and December 31, 2015, respectively	—	62,780
Common stock, $0.00001 par value, 300,000,000 and 50,000,000 shares authorized as of December 31, 2016 and December 31, 2015; 21,731,259 and 2,106,152 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	219,811	6,692
Accumulated deficit	(100,411)	(40,743)
Accumulated other comprehensive loss	(29)	(10)
Total stockholders' equity	119,371	101,689
Total liabilities and stockholders' equity	$142,057	$117,469

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$48,770	$20,235	$9,280
General and administrative	11,276	6,491	1,670
Total operating expenses	60,046	26,726	10,950
Loss from operations	(60,046)	(26,726)	(10,950)
Interest income	472	245	6
Other (expense) income, net	(94)	23	125
Net loss	(59,668)	(26,458)	(10,819)
Unrealized losses on short-term investments	(19)	—	(10)
Net loss and comprehensive loss	$(59,687)	$(26,458)	$(10,829)
Net loss per share, basic and diluted	$(5.59)	$(23.03)	$(21.56)
Weighted-average number of shares used in computing net loss per share, basic and diluted	10,673,559	1,148,827	501,707

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2013	627,867	$1,378	2,511,435	$13,759	—	$—	—	$—	498,704	$—	$1,241	$(3,466)	$—	$12,912
Issuance of common stock to Genethon (see Note 7)	—	—	—	—	—	—	—	—	262,396	—	336	—	—	336
Issuance of Series A convertible preferred stock, net of $2 in issuance costs	—	—	2,511,441	14,998	—	—	—	—	—	—	—	—	—	14,998
Issuance of Series B convertible preferred stock, net of $217 in issuance costs	—	—	—	—	3,796,635	42,268	—	—	—	—	—	—	—	42,268
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	179	—	—	179
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,819)	—	(10,819)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Balance at December 31, 2014	627,867	1,378	5,022,876	28,757	3,796,635	42,268	—	—	761,100	—	1,756	(14,285)	(10)	59,864
Issuance of common stock for acquisition of business (see note 6)	—	—	—	—	—	—	—	—	1,293,058	—	3,575	—	—	3,575
Exercise of stock options	—	—	—	—	—	—	—	—	51,994	—	70	—	—	70
Issuance of Series B convertible preferred stock, for acquisition of business (see note 6)	—	—	—	—	46,969	567	—	—	—	—	—	—	—	567
Issuance of Series C convertible preferred stock, net of $2,208 in issuance costs	—	—	—	—	—	—	4,325,954	62,780	—	—	—	—	—	62,780
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,291	—	—	1,291
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,458)		(26,458)
Balance at December 31, 2015	627,867	1,378	5,022,876	28,757	3,843,604	42,835	4,325,954	62,780	2,106,152	—	6,692	(40,743)	(10)	101,689
Exercise of stock options	—	—	—	—	—	—	—	—	129,806	—	157	—	—	157
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,004	—	—	2,004
Preferred stock conversion to common stock	(627,867)	(1,378)	(5,022,876)	(28,757)	(3,843,604)	(42,835)	(4,325,954)	(62,780)	13,820,301	—	135,750	—	—	—
Initial public offering, net of $9,918 in issuance costs	—	—	—	—	—	—	—	—	5,675,000	—	75,208			75,208
Net loss	—	—	—	—	—	—	—	—	—	—	—	(59,668)	—	(59,668)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	21,731,259	$—	$219,811	$(100,411)	$(29)	$119,371

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(59,668)	$(26,458)	$(10,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on investments	51	660	—
Depreciation and amortization	1,630	166	35
Stock-based compensation	2,004	1,291	515
Accretion of asset retirement obligation	106	136	—
Change in fair value of contingent acquisition consideration payable	102	131	—
Other	71	—	(9)
Changes in operating assets and liabilities:
Additions to restricted cash	(90)	(3,610)	-
Prepaid expenses and other current assets	1,085	(3,188)	(300)
Other assets	27	(195)	(36)
Accounts payable	(671)	628	857
Accrued liabilities	4,815	2,634	1,683
Deferred rent	1,522	290	5
Net cash used in operating activities	(49,016)	(27,515)	(8,069)
Cash flows from investing activities:
Cash acquired from acquisition	—	142	—
Proceeds from sales of property and equipment	16	—	—
Purchases of property and equipment	(16,651)	(1,686)	(125)
Proceeds from sales and maturities of marketable securities	58,624	32,792	—
Purchases of marketable securities	(104,037)	(40,124)	(16,539)
Net cash used in investing activities	(62,048)	(8,876)	(16,664)
Cash flows from financing activities:
Proceeds from exercise of stock options	157	70	—
Proceeds from issuance of common stock from initial public offering, net of offering costs	75,208	—	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	14,998
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	—	42,388
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	62,780	—
Net cash provided by financing activities	75,365	62,850	57,386
Net (decrease) increase in cash and cash equivalents	(35,699)	26,459	32,653
Cash and cash equivalents at beginning of period	72,058	45,599	12,946
Cash and cash equivalents at end of period	$36,359	$72,058	$45,599
Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$927	$1,140	$65
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$135,750	$—	$—
Deferred financing costs for initial public offering	$2,333	$—	$—
Net assets acquired and stock issued for the Cardiogen acquisition	$—	$8,513	$—
Preferred stock issuance costs	$—	$140	$(120)
Issuance of common stock in exchange for license	$—	$128	$—

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success largely depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and as of December 31, 2016 had an accumulated deficit of $100.4 million. The Company intends to raise additional capital through the issuance of additional equity and potentially through strategic alliances with partner companies. If financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of any expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities, acquisition contingent consideration, fair value of assets, common stock, income taxes, and stock-based compensation. Management bases its estimates on historical experience, and on various other market-specific relevant assumptions that management believes to be reasonable, under the circumstances. Actual results may differ from those estimates.

Financial Instruments

The following methods were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist of bank deposits, money market funds and commercial money market instruments with original maturities of three months or less used for operational purposes. Cash equivalents are recorded at fair value.

Short-term and long-term investments: Short-term investments consist of debt securities with original maturities of 12 months or less and greater than three months. Long-term investments consist of debt securities with maturities greater than 12 months. Short-term and long-term investments are classified as available-for-sale investments and are recognized at fair value.

Restricted Cash: Restricted cash consists of cash pledged as security for letters of credit and is typically held in money market funds.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. The amortization of premiums and discounts on the investments, and realized gains and losses on available-for-sale securities are included in other income, net on the statements of operations and comprehensive loss. The Company uses the specific-identification method to determine cost in calculating realized gains and losses upon sale of its marketable securities.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

Fair Value Measurements

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices, or parameters derived from such prices. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment. The degree of management estimation and judgment is dependent on the price transparency for the instruments, or market, and the instruments’ complexity. The authoritative accounting guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Money market funds are valued using quoted market price, and are included in cash equivalents on the Company’s balance sheets. Marketable securities are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active, and are included in cash equivalents, short-term investments or long-term investments on the Company’s consolidated balance sheets.

Restricted Cash

Restricted cash consists of money market funds held by the Company’s financial institution as collateral for the Company’s obligations under its facility leases and is classified as current or long-term depending on the lease requirements for the respective letters of credit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company’s cash and cash equivalents are held by a financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, has concluded that minimal credit risk exists with respect to the financial institution.

Concentration of Manufacturing and Third-Party Services Risk

The Company is subject to certain risks with respect to sources of supply of manufactured materials and drug product for use in its preclinical and clinical studies. Due to the technical aspects of manufacturing drug product for gene therapies, there exist few alternative sources of manufacturing. The Company is reliant upon its own internal manufacturing capability and a small number of third-party manufacturers to produce drug product in sufficient quantities and quality to conduct its research and development activities.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

Additionally, the Company maintains collaborative research and development arrangements with the University of Florida and the University of Pennsylvania. These institutions provide certain services to the Company including preclinical study support. Disruptions in the ability or willingness of these institutions to perform these services could cause significant delays and may cause the Company to incur additional costs for its product development activities as there are few alternative sources having the requisite expertise to perform these services.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begins at the time the asset is placed into service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in operations.

The estimated useful lives of property and equipment are as follows:

Manufacturing equipment	7 years
Lab equipment	5 years
Furniture and office equipment	5 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company has recorded no impairment of any long-lived assets during any of the periods presented.

The Company records goodwill in a business combination when the total consideration exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual impairment analysis.

The Company performs its annual impairment review of goodwill and indefinite lived intangibles during December and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company has recorded no impairment of any long-lived assets during any of the periods presented.

As of December 31, 2016, the Company had only one reporting unit.

Business Combinations

The Company allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires management to make estimates and assumptions, notably at the acquisition date with respect to intangible assets and in-process research and development.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

Contingent Consideration Payable

The Company determines the fair value of contingent consideration payable on the acquisition date using a probability-based income approach utilizing an appropriate discount rate. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to research and development expense. Changes in the fair value of the contingent consideration payable can result from adjustments to the estimated probability and assumed timing of achieving the underlying milestones, as well as from changes to the discount rates.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided, and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations and comprehensive loss. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of personnel and consultant costs, lab supplies, allocated facility and other costs, fees paid to third parties to conduct research and development activities on the Company’s behalf and expenses incurred in connection with license agreements.

Facility Lease Obligations

Rent expense is recognized on a straight-line basis over the non-cancelable term of the Company’s operating leases and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent asset or liability. Incentives granted under the Company’s facility leases, including any allowances to fund leasehold improvements, are deferred and recognized as adjustments to rent expense on a straight-line basis over the term of the lease.

Under the terms of its sublease for manufacturing facilities, the Company assumed a restoration obligation from the previous tenant. The liability is being accreted to rent expense through the end of the lease term. In addition, the Company received approximately $0.2 million of laboratory equipment for de minimis consideration. This amount has been recorded in property and equipment and will be depreciated when placed in service. The related liability will be amortized over the remaining lease term as a reduction to rent expense.

Stock-Based Compensation

Stock-based awards issued to employees and directors, including stock options, are recorded at fair value as of the grant date using the Black-Scholes option pricing model and recognized as expense on a straight line-basis over the employee’s or director’s requisite service period (generally the vesting period). Because non-cash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

Stock-based awards and stock options issued to non-employees are recorded at fair value and remeasured at the end of each period as they vest using the Black-Scholes option pricing model. Expense is recognized over the vesting period which is generally the same as the service period.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion, or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest charges or penalties related to unrecognized tax benefits.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period without consideration of common stock equivalents. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which requires the Company’s management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. The pronouncement is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 during its fiscal year ended December 31, 2016, which did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of leases with terms of 12 months or less) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset (see note 10). Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (January 1, 2019, for the Company). Early application is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company continues to evaluate the impact that the standard will have on its consolidated financial statements and related disclosures, however it is the Company’s expectation that adoption of the pronouncement will have a material impact to its consolidated financial statements and related disclosures.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. It also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted the pronouncement on January 1, 2017 and does not expect it to have a material impact on its consolidated financial statements and related disclosures.

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

Note 3. Cash Equivalents and Short-Term Investments

The fair value and amortized cost of cash equivalents and short-term investments by major security type as of December 31, 2016 and 2015 are presented in the tables that follow:

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Money market funds	$26,439	$—	$—	$26,439
Commercial paper	29,428	—	—	29,428
Corporate securities	19,601	—	(23)	19,578
Agency discount instruments	2,997	1	—	2,998
U.S. government agency securities	22,021	—	(6)	22,015
Total cash equivalents and available-for-sale securities	$100,486	$1	$(29)	$100,458

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Money market funds	$19,787	$—	$—	$19,787
Commercial paper	3,996	—	—	3,996
Corporate securities	16,548	—	(8)	16,540
U.S. government agency securities	4,016	—	(2)	4,014
Total cash equivalents and available-for-sale securities	$44,347	$—	$(10)	$44,337

Realized gains and losses on the sale of marketable securities during the years ended December 31, 2016 and 2015 were not material.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015:

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Corporate securities	$19,578	$(23)	$—	$—	$19,578	$(23)
U.S. government agency securities	22,015	(6)	—	—	22,015	(6)
Total cash equivalents and available-for-sale securities	$41,593	$(29)	$—	$—	$41,593	$(29)

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Corporate securities	$16,539	$(8)	$—	$—	$16,539	$(8)
U.S. government agency securities	4,014	(2)	—	—	4,014	(2)
Total cash equivalents and available-for-sale securities	$20,553	$(10)	$—	$—	$20,553	$(10)

Note 4. Fair Value Measurements

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	December 31, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$26,439	$26,439	$—	$—
Commercial paper	29,428	—	29,428	—
Corporate securities	19,578	—	19,578	—
Agency discount instruments	2,998	—	2,998	—
U.S. government agency securities	22,015	—	22,015	—
Total financial assets	$100,458	$26,439	$74,019	$—

	December 31, 2015
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$19,787	$19,787	$—	$—
Commercial paper	3,996	—	3,996	—
Corporate debt securities	16,540	—	16,540	—
U.S. government agency securities	4,014	—	4,014	—
Total financial assets	$44,337	$19,787	$24,550	$—

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

The total financial assets listed above do not included cash held in our primary operating bank accounts of $4.4 million and $54.6 million as of December 31, 2016 and 2015, respectively.

Liabilities Measured at Fair Value

The Company’s financial liabilities are valued based upon observable inputs when available or upon estimates made by management. The following tables set forth the fair value of the Company’s financial liabilities as of December 31, 2016 and 2015:

	December 31, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent acquisition consideration payable	$4,380	$—	$—	$4,380
Asset retirement obligation	709	—	—	709
Total financial liabilities	$5,089	$—	$—	$5,089

	December 31, 2015
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent acquisition consideration payable	$4,278	$—	$—	$4,278
Asset retirement obligation	136	—	—	136
Total financial liabilities	$4,414	$—	$—	$4,414

The Company’s contingent acquisition consideration payable, resulting from the acquisition of Cardiogen Sciences, Inc., or Cardiogen, in August 2015, is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probability of occurrence, the estimated timing of when the milestone may be attained and assumed discount period and discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions will be recorded in research and development expense in the consolidated statement of operations and comprehensive loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probability of occurrence.

The following is a summary of the contingent acquisition consideration payable, recorded as a non-current liability in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2015	$4,278
Change in fair value of contingent acquisition consideration payable	102
Balance, December 31, 2016	$4,380

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

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

Amount
(in thousands)
Balance, December 31, 2015	$136
Asset retirement obligation accretion expense	106
Addition of asset retirement obligation payable	467
Balance, December 31, 2016	$709

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 31,	December 31,
	2016	2015
	(in thousands)
Furniture and office equipment	$624	$168
Computer equipment	77	67
Software	175	87
Leasehold improvements	11,568	64
Laboratory equipment	2,974	723
Manufacturing equipment	5,200	—
Construction in progress	25	2,063
Total property and equipment	20,643	3,172
Less accumulated depreciation and amortization	(1,707)	(204)
Property and equipment, net	$18,936	$2,968

Property and equipment depreciation expense for the year ended December 31, 2016, 2015 and 2014 was $1.6 million, $0.2 million and $35,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
	(in thousands)
Accrued payroll and related expenses	$3,164	$1,152
Accrued research and development expenses	6,169	2,682
Accrued professional services	386	740
Other	152	223
Total accrued liabilities	$9,871	$4,797

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

Facility Lease Obligations

Facility lease obligations consist of the following as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Long-term	Current	Total	Long-term	Current	Total
	(in thousands)
Deferred rent	$1,777	$265	$2,042	$383	$137	$520
Asset retirement obligation	709	—	709	136	—	136
	$2,486	$265	$2,751	$519	$137	$656

Note 6. Business Combination

In August 2015, the Company acquired Cardiogen, a biotechnology company focused on the discovery and development of AAV gene therapy products for rare, inherited arrhythmogenic diseases. As consideration for the acquisition, the Company issued 1,293,058 shares of common stock, of which 133,986 shares were held back from the Cardiogen shareholders to cover potential indemnification requirements through November 17, 2016, as specified in the merger agreement, and 46,969 shares of Series B preferred stock. Additionally, upon first dosing of a patient in a human clinical study involving AT307 for the treatment of CASQ2-CPVT, the Company is obligated to pay to former Cardiogen shareholders $4.2 million in common stock plus an additional $5.8 million in either cash or common stock, at the Company’s election, for aggregate contingent consideration of $10.0 million.

The acquisition of Cardiogen was accounted for as the purchase of a business. The related acquisition costs, consisting primarily of legal and accounting expenses in the amount of $0.4 million for the year ended December 31, 2015, were expensed. These legal and accounting expenses are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.

The following is the total consideration paid for the business combination:

Amount
(in thousands)
Fair value of shares issued	$4,142
Fair value of contingent payments	4,147
Total consideration	$8,289

The estimated fair value of the shares issued was determined by the Company’s board of directors. The estimated fair value of the contingent payments is based on the risk adjusted present value of management’s estimated likelihood and timing of the first dosing of a patient in a human clinical study involving AT307.

In connection with the Company’s acquisition of Cardiogen, it acquired a license agreement previously entered into by Cardiogen with Fondazione Salvatore Maugeri, or FSM, an Italian non-profit organization. Under the license agreement, the Company obtained an exclusive worldwide license to certain intellectual property to develop, use and commercialize products related to recessive CPVT, as well as to several additional inherited arrhythmias. The Company may terminate the license agreement with FSM for convenience upon prior written notice. Either party may terminate the agreement upon prior written notice for the uncured material breach of the agreement by the other party, or the other party’s bankruptcy or liquidation.

The acquisition of Cardiogen provided the Company with certain intellectual property through the license agreement with FSM, including Cardiogen’s lead program for CASQ2-CPVT. The Company determined that the fair value of such intellectual property was approximately $8.0 million. The fair value of the intellectual property was determined using the excess earnings approach. The excess earnings approach considers the economics related to the intellectual property. The assumptions underlying the fair value calculation include: estimated revenue attributable to the intellectual property, future research and development expenses, an estimated effective income tax rate and an estimated discount rate.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

Primarily as a result of the deferred tax liability recognized in the acquisition, the Company recognized goodwill of $3.6 million equal to the excess of the purchase consideration over the fair value of the assets acquired and liabilities assumed. See Note 2 for accounting policies for goodwill, intangible assets and contingent consideration payable.

The following table summarizes the allocation of the consideration paid of $8.3 million to the fair values of the assets acquired and liabilities assumed at the acquisition date:

Amount
(in thousands)
In process research and development	$8,000
Deferred tax liability	(3,260)
Goodwill	3,631
Liabilities assumed (net of cash acquired)	(82)
$8,289

Note 7. License and Collaboration Agreements

REGENXBIO License Agreement (XLMTM/Pompe)

In July 2013, the Company entered into an exclusive license agreement with REGENXBIO Inc. (formerly ReGenX Biosciences, LLC), or REGENXBIO. Under the agreement, REGENXBIO granted the Company an exclusive worldwide license under certain patent rights to make, have made, use, import, sell and offer for sale licensed products in the treatment of both XLMTM and Pompe disease using both AAV8 and AAV9.

As consideration for the licensed rights, the Company paid REGENXBIO an initial fee of $0.3 million and 50,228 shares of the Company’s common stock. The Company will also owe REGENXBIO (i) an annual maintenance fee; (ii) up to $8.85 million in combined milestone fees per licensed product related to XLMTM and up to $8.85 million in combined milestone fees per licensed product related to Pompe disease, a small portion of which may be paid in the form of shares of the Company’s common stock; (iii) mid to high single digit royalty percentages on net sales of licensed products and (iv) mid- single digit to low twenties royalty percentages of any sublicense fees received by the Company from sublicensees for the licensed patent rights.

The Company is obligated to achieve certain development milestones, including submission to the FDA and subsequent effectiveness of an IND for each indication within a specified time period, which it may extend for additional time for a specified number of extensions upon the payment of a fee.

The agreement will expire upon the expiration, lapse, abandonment or invalidation of the last claim of the licensed patent rights to expire, lapse or become abandoned or unenforceable in all countries worldwide. The Company may terminate the agreement upon prior written notice. REGENXBIO may terminate the agreement immediately if the Company or its affiliates become insolvent, if the Company is late by a specified number of days in paying money due under the agreement or if the Company or its affiliates commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the agreement for material breach that is not cured within a specified number of days.

REGENXBIO License Agreement (Crigler-Najjar Syndrome)

In November 2015, the Company entered into a second license agreement with REGENXBIO. Under the agreement, REGENXBIO granted the Company an exclusive worldwide license under certain patent rights to make, have made, use, import, sell and offer for sale licensed products for the treatment of Crigler-Najjar syndrome in humans using AAV8.

As consideration for the licensed rights, the Company paid REGENXBIO an upfront fee of $0.2 million and an additional $0.4 million upon the Company’s entry into the license and collaboration agreement with the

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

University of Pennsylvania. The Company will also owe REGENXBIO (i) an annual maintenance fee; (ii) up to $7.6 million in combined development and regulatory milestone fees per licensed product; (iii) mid-single digit to low teens royalty percentages on net sales of licensed products sold by the Company, its affiliates and sublicensees and (iv) a low twenties percentage of certain sublicense fees received by the Company from sublicensees for the licensed products and certain fees received from the sale or transfer of specified rights related to a licensed product.

Under the agreement, the Company is obligated to diligently use commercially reasonable efforts to develop, commercialize, market, promote and sell licensed products. The Company is also obligated to achieve certain development milestones, including submission to the FDA and subsequent effectiveness of an IND application, or acceptance by the European Medicines Agency of an equivalent application, within a specified time period, which the Company may extend for a specified number of extensions upon the payment of certain fees.

The agreement will continue on a country-by-country and licensed product-by-licensed product basis and expire upon the later of the expiration, lapse, abandonment or invalidation of the last claim of the licensed patent rights to expire, lapse or become abandoned or unenforceable in such country, or ten years after first commercial sale of such licensed product in such country. The Company may terminate the agreement upon prior written notice. REGENXBIO may terminate the agreement immediately in case of the Company’s bankruptcy, or other similar events, if the Company is late in paying money due under the agreement and does not pay in full within a specified number of days after receiving written notice, or if the Company or its affiliates commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the agreement for material breach that is not cured within a specified number of days.

REGENXBIO License Agreement (CPVT)

Also in November 2015, the Company entered into a third license agreement with REGENXBIO. Under the agreement, REGENXBIO granted the Company an exclusive worldwide license under certain patent rights to make, have made, use, import, sell and offer for sale licensed products for the treatment of CPVT in humans using AAV9. Within a specified time and upon written notice, the Company may elect to substitute for, or add to, CPVT certain other inherited arrhythmias.

As consideration for the licensed rights, the Company paid REGENXBIO an upfront fee of $1.0 million. For each additional indication, the Company may elect to pursue under the licensed rights, the Company agreed to pay REGENXBIO a fee of $0.5 million upon such election. The Company will also owe REGENXBIO (i) an annual maintenance fee for each covered indication; (ii) up to $8.8 million in combined development and regulatory milestone fees for each indication and each licensed product; (iii) up to $45.0 million in combined commercial milestone fees based on various annual aggregate net sales thresholds; (iv) mid-single digit to low teens royalty percentages on net sales of licensed products sold by the Company, its affiliates and sublicensees and (v) a low twenties percentage of any sublicense fees received by the Company from sublicensees for the licensed products and certain fees it received from the sale or transfer of specified rights related to a licensed product.

Under the agreement, the Company is obligated to use commercially reasonable efforts to develop, commercialize, market, promote and sell licensed products for each indication. It is also obligated to achieve certain development milestones for each indication, including submission to the FDA and subsequent effectiveness of an IND application, or acceptance by the European Medicines Agency of an equivalent application, within a specified time period, which it may extend for additional time and for a specified number of extensions upon the payment of certain fees.

The agreement will continue on a country-by-country and licensed product-by-licensed product basis and expire upon the later of the expiration, lapse, abandonment or invalidation of the last claim of the licensed patent rights to expire, lapse or become abandoned or unenforceable in such country, or ten years after first commercial sale of such licensed product in such country. The Company may terminate the agreement in its entirety or for each elected disease indication upon prior written notice. REGENXBIO may terminate the agreement immediately in case of the Company’s bankruptcy, or other similar events, if the Company is late in paying money due under the agreement and does not pay in full within a specified number of days after receiving written notice, or if the

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

Company or its affiliates commence any action against REGENXBIO or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the agreement for material breach that is not cured within a specified number of days.

Genethon Collaborative Development Agreement

In January 2014, the Company entered into a collaborative development agreement with Genethon, a French not-for-profit organization. Subject to certain limitations on patents that are co-owned or in-licensed by the Company, Genethon granted the Company a royalty-free, exclusive, worldwide license under certain background intellectual property rights controlled by Genethon to research, develop, make and commercialize certain products for the treatment of XLMTM. In addition, the collaboration agreement provides that new intellectual property arising from the performance of the development plan will be owned jointly by both parties and Genethon granted the Company a royalty-free, exclusive, worldwide license to Genethon’s interest in such new intellectual property to research, develop, make and commercialize certain products for the treatment of XLMTM. Genethon also granted the Company a right of first negotiation to negotiate rights to other internal research programs conducted by Genethon to research, develop, manufacture or commercialize other products for the treatment of XLMTM that are not already included within the scope of this agreement.

In connection with the entry into the collaborative development agreement, the Company issued 262,396 shares of its common stock to Genethon, of which 87,465 shares vested immediately, 87,465 shares vested in January 2015 and 87,466 shares vested in January 2016.

The agreement provides Genethon with the exclusive right to manufacture licensed product for preclinical and clinical purposes, subject to Genethon’s ability to supply required quantities in accordance with applicable timelines. Manufacturing costs will be paid by the Company. Under the agreement, the Company is obligated to fund Genethon’s research and development activities related to AT132.

Unless earlier terminated, the agreement will stay in effect until completion of the research program and the Company’s license grants will survive any expiration of the agreement. Either party may terminate the agreement for the other party’s uncured material breach of the agreement or for the other party’s bankruptcy. The Company may terminate the agreement for convenience upon prior written notice. Genethon may terminate the agreement upon raising an objection to continued development on grounds of a safety or efficacy issue and upon prior written notice of such objection.

University of Florida License Agreement

Effective July 2015, the Company entered into a license agreement with the University of Florida Research Foundation, or UFRF, which was amended in June 2016. Under the agreement, UFRF granted the Company an exclusive, worldwide license under certain patent rights and a non-exclusive license to certain related know-how for the treatment of Pompe. The Company agreed to pay an upfront license fee, an annual maintenance fee until first commercial sale of a licensed product, up to $1.2 million in combined development and regulatory milestone payments, and a low single digit royalty on net sales of licensed products sold by the Company and its sublicensees, subject to minimum annual royalty payments following the first commercial sale of a licensed product. The Company is obligated to pay royalties on a country-by-country basis until the later of expiration of the last valid claim within the licensed patent rights in such country and ten years after first commercial sale of a licensed product in such country. The Company also agreed to pay to UFRF certain percentages of sublicense fees it receives from sublicensees of the licensed patent rights based on the stage of development at the time the sublicense is executed.

Under the agreement, the Company is obligated to diligently perform a specified development plan and to use commercially reasonable efforts to market and commercialize at least one licensed product which has obtained regulatory approval. The Company is also obligated to achieve a number of diligence milestones, including the achievement of first commercial sale within a specific time period. If the Company fails to meet any of these diligence milestones and the deadlines are not extended in accordance with the terms of the agreement, then UFRF may terminate the agreement.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

The Company may terminate the agreement for convenience upon prior written notice. UFRF may terminate the agreement upon prior written notice for breach of the agreement by the Company, including specific listed breaches, any violation of laws or regulations in the development or commercialization of licensed products or the Company’s bankruptcy or liquidation. In addition, UFRF may terminate the agreement immediately if the Company or its affiliates challenge the validity, patentability or enforceability of the licensed patents rights. If the challenge is brought by a sublicensee, UFRF may request that the Company terminate the sublicense.

FSM License Agreement

As a result of the acquisition of Cardiogen (see note 6), the Company acquired a license agreement previously entered into by Cardiogen with the Fondazione Salvatore Maugeri, or FSM an Italian non-profit organization. Under the license agreement, the Company obtained an exclusive worldwide license to certain intellectual property to develop, use and commercialize products related to recessive CPVT, as well as to several additional inherited arrhythmias. Under the agreement, the Company is obligated to use commercially reasonable efforts to develop and, after receiving regulatory approval for products in a given country, commercialize such products in such country.

As consideration for the license, Cardiogen issued 425,000 shares of Cardiogen common stock to FSM. In connection with the Company’s acquisition of Cardiogen, the Cardiogen shares held by FSM were cancelled and converted into 51,968 shares of the Company’s common stock. The Company also agreed to pay FSM low single digital royalties on net sales of licensed products for as long as such product is covered by a valid claim of the licensed patents in the applicable country.

The Company may terminate the agreement for convenience upon prior written notice. Either party may terminate the agreement upon prior written notice for the uncured material breach of the agreement by the other party or the other party’s bankruptcy or liquidation.

University of Pennsylvania License and Collaboration Agreement

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

As consideration for the licensed rights, the Company paid the University of Pennsylvania an upfront fee of $0.5 million, as well as $4.5 million for certain preclinical development activities. The Company is obligated to pay the University of Pennsylvania (i) up to an aggregate of $6.0 million for preclinical development activities agreed upon by both parties, of which $5.7 million had been paid as of December 31, 2016, subject to adjustment based on the work plan; (ii) up to an aggregate of $13.7 million in development, regulatory and net sales milestone payments for the first licensed product; (iii) low to mid-single-digit royalty percentages on tiered annual net sales of the licensed products sold by the Company, its affiliates or sublicensees and (iv) mid-single-digit to low double-digit percentages of any sublicense fees received by it from third parties for the grant of sublicenses to any licensed patent rights.

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

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

During the year ended December 31, 2016, the Company entered into two other intellectual property license agreements to develop and commercialize products in multiple therapeutic areas. Pursuant to these agreements, it paid an aggregate of $0.1 million upfront that was recorded as research and development expense during the year ended December 31, 2016. The agreements also provide for the Company to pay up to an aggregate of $1.9 million in contingent future development and commercialization milestones, a royalty on related product sales of 1% or less, and a portion of any sub-license fees the Company receives.

As of December 31, 2016, the Company had not developed a commercial product using the licensed technologies and no milestones had been achieved under these agreements, except for $0.7 million to the University of Pennsylvania as a result the Company’s filing an IND for AT342 and $0.4 million to REGENXBIO based upon the entry into the license and collaboration agreement with the University of Pennsylvania.

Note 8. Stockholders’ Equity

Preferred Stock

As of December 31, 2015, the Company had 13,820,301 shares of convertible preferred stock issued and outstanding, which were converted into 13,820,301 shares of common stock on July 25, 2016, immediately prior to the closing of the IPO.

Convertible preferred stock as of December 31, 2015, consisted of the following:

	December 31, 2015
	Shares Authorized	Original Issue Price per Share	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
	(in thousands, except share and per share amounts)
Series Seed	1,400,000	$2.2300	627,867	$1,378	$1,400
Series A	11,199,876	5.9727	5,022,876	28,757	30,000
Series B	8,570,366	11.1942	3,843,604	42,835	43,026
Series C	9,684,789	15.0256	4,325,954	62,780	65,000
Total convertible preferred stock	30,855,031		13,820,301	$135,750	$139,426

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

In October 2015, the Company entered into a preferred stock purchase agreement with existing and new investors and issued 4,325,954 shares of Series C convertible preferred stock at a price per share of $15.0256. Proceeds to the Company net of the placement agent fee and expenses were approximately $62.8 million.

The rights, privileges, and preferences of convertible preferred stock are summarized as follows:

Liquidation Preference

Upon liquidation, dissolution, or winding up of the Company (whether voluntary or involuntary), or Deemed Liquidation Event (as defined below), before any distribution or payment shall be made to the holders of common stock, each series of convertible preferred stock shall be entitled to be paid on a pari passu basis out of the funds and assets available for distribution, an amount equal to the Original Issue Price of $2.2300 for holders of Series Seed convertible preferred stock, $5.9727 for holders of Series A convertible preferred stock, $11.1942 for holders of Series B convertible preferred stock and $15.0256 for holders of Series C convertible preferred stock, plus any dividends declared but unpaid thereon. If upon any liquidation, dissolution, winding up or Deemed Liquidation Event of the Company, the assets of the Company available for distribution to shareholders is insufficient to pay the holders of shares of preferred stock in full, the holders of preferred stock will share ratably in any distribution. After payment of all preferential amounts required to be paid to the holders of preferred stock, the remaining funds and assets available for distribution to the shareholders of the Company will be distributed among the holders of preferred stock and common stock, pro rata based on the number of shares held by each such holder.

The following events are defined as Deemed Liquidation Events unless the holders of at least 66.67% of the then outstanding shares of convertible preferred stock elect otherwise by written notice to the Company:

(i)	a merger or consolidation; or
(ii)	the sale, lease, transfer, exclusive license or other disposition, of all or substantially all the assets of the Company.

Voting

Each holder of shares of convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted and has voting rights and powers equal to the voting rights and powers of the common stock, and except as provided by law or by other provisions of the Certificate of Incorporation, shall vote together with the common stock as a single class on an as-converted basis on all matters as to which holders of common stock have the right to vote.

The holders of convertible preferred stock, voting together as a single class, are entitled to elect four members of the Company’s Board of Directors. The holders of common stock, exclusively and as a separate class, are entitled to elect one member of the Company’s Board of Directors. The one remaining member of the Company’s Board of Directors is elected by the holders of the common stock and any other series or class of voting stock, including the convertible preferred stock, exclusively and voting together as a single class.

Conversion

The holders of convertible preferred stock are subject to certain optional and mandatory conversion rights.

(i)

Optional Conversion Rights: Each share of convertible preferred stock is convertible, at the option of the holder, into such number of fully paid shares of common stock as is determined by dividing the original issuance price by the conversion price in effect at the time of conversion. As of December 31, 2015, the conversion ratio was 1:1 for all series of preferred stock.

(ii)

Mandatory Conversion Rights: Upon either (a) the date and time, or the occurrence of a future event as determined by vote or written consent of holders of at least a 66.67% of the then outstanding shares of convertible preferred stock, or (b) the closing of the sale of shares of the Company’s common stock to the public in a qualified initial public offering, all outstanding shares of convertible preferred stock will automatically be converted into shares of common stock, at the then effective conversion rate. A qualified initial public offering is defined as the closing of a firm commitment underwritten public offering with an offering price per share of not less than $24.0410, and at least $50.0 million in gross proceeds.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

The conversion price for convertible preferred shares is subject to adjustment upon certain events including certain dilutive issuances of shares, share subdivisions such as stock splits and stock dividends. At December 31, 2015, Series Seed preferred shares had a conversion price of $2.2300 per share, Series A preferred shares had a conversion price of $5.9727 per share, Series B preferred shares had a conversion price of $11.1942 per share and Series C preferred shares had a conversion price of $15.0256 per share.

Dividends

The holders of the outstanding shares of convertible preferred stock are entitled to receive, when and if declared by the Board of Directors, a noncumulative cash dividend at the rate of 8% of the applicable original issue price per annum on each outstanding share of convertible preferred stock. Such dividends are payable in preference to any dividends for common stock declared by the Board of Directors. In the case of a dividend on common stock, the dividend per share of convertible preferred stock would also include the dividend payable on each share determined, if applicable, as if all convertible preferred stock had been converted to common stock. No dividends had been declared as of December 31, 2015.

Stock Compensation

Stock-based compensation expense by category was as follows for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$1,042	$932	$387
General and administrative	962	359	128
Total stock-based compensation expense	$2,004	$1,291	$515
Employees	$1,869	$413	$142
Non-employees	135	878	373
Total stock-based compensation expense	$2,004	$1,291	$515

Equity Incentive Plans

Under the Company’s 2012 Equity Incentive Plan, or the 2012 Plan, a total of 3,107,517 shares were reserved for issuance. In July 2016, the Company ceased granting awards under the 2012 Plan and rolled the remaining 705,862 shares available for grant into the 2016 Equity Incentive Plan, or 2016 Plan, which was adopted on July 18, 2016. Under the terms of the 2012 Plan, options were granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options were not to be less than 110% of fair market value, as determined by the board of directors. The terms of options granted under the 2012 Plan do not exceed ten years.

A total of 1,500,000 shares were reserved for issuance under the 2016 Plan in addition to the 705,862 shares rolled into the 2016 Plan from the 2012 Plan. At December 31 2016, 1,891,092 shares were available for future grant under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan increases automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. Under the terms of the 2016 Plan, in general, options will vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The maximum term of options granted under the 2016 Plan is ten years, except that the maximum permitted term of incentive stock options granted to 10% stockholders is five years.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

The following table summarizes option activity for the years ended December 31, 2016 and 2015:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2014	977,297	784,790	$0.83	9.01	$1,074
Shares reserved for issuance	1,345,430	—	—
Options granted	(1,687,484)	1,687,484	$4.64
Options exercised	—	(51,994)	$1.34
Options forfeited	104,787	(104,787)	$1.01
Options cancelled	11,631	(11,631)	$1.59
Balance, December 31, 2015	751,661	2,303,862	$3.60	9.18	$13,593
Increase to authorized shares	1,500,000	—
Options granted	(620,702)	620,702	$11.78
Options exercised	—	(129,809)	$1.21
Options forfeited	259,599	(259,599)	$4.83
Options cancelled	534	(534)	$5.44
Balance, December 31, 2016	1,891,092	2,534,622	$5.60	8.50	$32,126
Exercisable, December 31, 2016		905,669	$2.79	7.66	$14,021
Vested and expected to vest, December 31, 2016		2,386,820	$5.42	8.39	$30,685

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2016. During the year ended December 31, 2016, 129,809 options with an intrinsic value of approximately $1.1 million were exercised, with approximately $0.2 million of cash received. During the year ended December 31, 2015, 51,994 options with an intrinsic value of approximately $0.1 million were exercised, with approximately $0.1 million of cash received.

The weighted-average grant date fair value of employee options granted during the year ended December 31, 2016, 2015 and 2014 was $7.33, $3.01 and $0.67 per share, respectively. As of December 31, 2016, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $5.7 million, which the Company expects to recognize over an estimated weighted average period of 2.67 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options for employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	For the Year Ended December 31,
	2016	2015

Expected term (in years)	5.5-6.1	5.8-6.1
Expected volatility	68-70%	66-85%
Risk-free interest rate	1.2-1.5%	1.3-1.9%
Expected dividend yield	0%	0%

The weighted-average grant date fair value of non-employee options granted during the year ended December 31, 2016 and 2015 was $5.67 and $1.61, respectively. No non-employee options were granted during the year ended December 31, 2014. Options and awards to non-employees are recorded at fair value and remeasured at the end of each period.  As of December 31, 2016, the total unrecognized compensation expense related to unvested non-

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

employee options, net of estimated forfeitures, was approximately $0.2 million, which the Company expects to recognize over an estimated weighted average period of 1.78 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options for non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	For the Year Ended December 31,
	2016	2015

Expected term (in years)	7.0-10.0	7.7-10.0
Expected volatility	62-73%	69-72%
Risk-free interest rate	1.3-2.3%	1.6-2.3%
Expected dividend yield	0%	0%

2016 Employee Stock Purchase Plan

On July 19, 2016, the 2016 Employee Stock Purchase Plan, or the 2016 ESPP was adopted.  The 2016 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. The Company initially reserved 210,000 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31.

The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of December 31, 2016, the initial offering periods had not commenced.

Note 9. Income Taxes

For financial reporting purposes, “loss before provision for income taxes,” includes the following components:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$(59,668)	$(26,458)	$(10,819)

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014 was immaterial.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 35% to pretax loss as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
At statutory rate	$(20,884)	$(9,260)	$(3,788)
State taxes	1	1	1
Change in valuation allowance	25,483	10,263	3,998
Tax credits	(5,098)	(1,347)	(345)
Stock-based compensation	445	160	60
Other	53	183	74
Total	$—	$—	$—

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets for federal and state income taxes are as follows:

	For the Year Ended December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforward	$34,921	$14,286
Research and other credits	11,876	2,858
Intangibles	1,714	1,211
Reserves and accruals	1,802	690
Stock-based compensation	326	22
Start-up costs	160	174
Other	1,091	141
Total gross deferred tax assets	51,890	19,382
Less valuation allowance	(50,678)	(19,350)
Total deferred tax assets	1,212	32
Deferred tax liabilities:
Other intangibles	(3,260)	(3,260)
Property, plant and equipment	(1,212)	(32)
Total gross deferred tax liability	(4,472)	(3,292)
Net deferred tax liability	$(3,260)	$(3,260)

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to a lack of earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2016 and 2015, the Company had a net operating loss carryforward for federal income tax purposes of $77.3 million and $31.9 million, respectively, which will begin to expire in 2033. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed an ownership changes analysis.

The Company has federal credits of $13.5 million, which will begin to expire in 2033 and state research credits of approximately $1.3 million that have no expiration date. These tax credits are subject to the same limitations discussed above.

Unrecognized Tax Benefits

The Company has incurred net operating losses since inception and has no significant unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. If in the future the Company recognizes uncertain tax positions, the Company’s effective tax rate will be reduced. Currently, the Company has a full valuation allowance against its net deferred tax asset that would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to uncertain tax positions would result in an adjustment of net operating loss or tax credit carryforwards rather than resulting in a cash outlay.

Income tax returns are filed in the U.S. and California. The Company is not currently under examination. Due to net operating losses and research credit carryovers, all of the tax years remain open to examination.

Unrecognized tax benefits were as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$714	$121	$15
Tax positions related to current year:
Federal and state	2,256	593	106
Ending balance	$2,970	$714	$121

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute limitations or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2016, 2015 and 2014, no interest or penalties were recognized relating to unrecognized tax benefits.

Note 10. Commitments and Contingencies

In September 2015, the Company entered into a lease agreement for approximately 22,000 square feet of office space in San Francisco, California, which serves as its corporate headquarters. The initial term commenced in February 2016 and expires in June 2022 with total payments due of $10.2 million. In November 2016, the Company entered into an amendment to this lease agreement which provided it with approximately 8,000 additional square feet and extended the term of the lease for an additional 12 months, through to June 2023. The total minimum lease payments due for this lease aggregate $15.0 million.

In July 2015, the Company entered into a sub-lease agreement for approximately 22,000 square feet of manufacturing space in South San Francisco, California for an initial term that expires in May 2017 with total minimum lease payments due of $0.9 million. In November 2015, the Company purchased an option that was subsequently exercised in May 2016 to enter into a ten-year lease for the existing 22,000 square feet plus approximately 17,000 additional square feet of manufacturing space, which will become effective in June 2017. The total minimum lease payments related to this extension aggregate $7.3 million.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

In April 2016, the Company entered into a sublease agreement with TerraVia, Inc., formerly Solazyme, Inc., to sublease approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with total minimum lease payments of $0.6 million over an approximately two-year term.

As of December 31, 2016, future minimum lease payments under non-cancelable operating leases are as follows:

Amount
(in thousands)
2017	$2,831
2018	2,928
2019	2,983
2020	3,071
2021	3,162
Thereafter	7,747
Total minimum lease payments	$22,722

Guarantees and Indemnifications

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law, and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it has not recognized any liabilities relating to these obligations for any period presented.

Note 11. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the year ended December 31, 2016, 2015 and 2014, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share of common stock during the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share data)
Net loss	$(59,668)	$(26,458)	$(10,819)
Weighted-average number of shares used in computing net loss per share	10,673,559	1,148,827	501,707
Net loss per share, basic and diluted	$(5.59)	$(23.03)	$(21.56)

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	For the Year Ended December 31,
	2016	2015	2014

Convertible preferred stock (on an as-if- converted basis)	—	13,820,301	9,447,378
Stock options to purchase common stock	2,534,622	2,303,862	784,790
Restricted stock subject to future vesting	—	95,595	217,909
	2,534,622	16,219,758	10,450,077

Note 12. Related Party Transactions

Aggregate payments in connection with related party transactions totaled approximately $8,000, $32,000 and $47,000 during the years ended December 31, 2016, 2015 and 2014, respectively, and consisted primarily of cost reimbursements to certain investors.

Note 13. Subsequent Events

Facility Lease

Pursuant to the lease option that was exercised in May 2016 (see note 10), the Company entered into a long-term lease agreement with JCN Partners on January 7, 2017 to lease 39,599 square feet of manufacturing space in South San Francisco, a portion of which is currently subleased under an agreement with Solstice Neurosciences LLC. The long-term lease commences on June 1, 2017, terminates on May 31, 2027 and is extendible for two five year terms at the Company’s election. The total minimum lease commitment is $7.3 million.

Loan and Security Agreement

On March 7, 2017, the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules), which provides for a term loan (the Term Loan) in an aggregate principal amount of $20 million. Through September 15, 2017, the Company may draw up to an aggregate of $10 million, but cannot draw more than an aggregate of $5 million from June 15, 2017 to September 15, 2017. In addition, beginning on the date the Company initiates enrollment in Phase 1/2 clinical trials for AT132 and AT342 and continuing through December 15, 2017, it may draw up to an additional $10 million.

The Term Loan will bear interest at a rate equal to the greater of either (i) 7.95% plus the prime rate as reported in the Wall Street Journal minus 3.75%, and (ii) 7.95%. Upon repayment the Company will pay the greater of $200,000 or 5.40% of the aggregate amount of the term loans drawn under the agreement. The Term Loan matures on December 1, 2020. The Company shall begin to repay the aggregate principal amount that is outstanding in equal monthly installments of principal and interest beginning on July 1, 2018, or if certain clinical development or financing milestones are achieved, beginning on certain dates in 2019, until the Term Loan maturity The Company may voluntarily prepay the term loan, subject to a 2.0% premium for 12 months and a 1.0% premium after 12 months but prior to 24 months.  Certain mandatory prepayments are required upon a Change in Control. The Term Loan contains financial and other covenants. The Company’s obligations under the Term Loan are secured by substantially all of its assets, which do not include, among certain other items, the intellectual property of the Company.

In connection with the entry into the Loan Agreement, the Company issued a warrant to Hercules immediately exercisable for the number of shares of the Company’s common stock that is equal to the greater of (i) 3.0% of the

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements — Continued

aggregate amount of the term loan advances funded under the Loan Agreement or (ii) $150,000, in each case divided by the exercise price of $15.13 per share, subject to certain proportional adjustments.

Note 14. Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial data for each quarter of the years ended December 31, 2016 and 2015:

For the Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Loss from operations	$(10,538)	$(14,203)	$(15,473)	$(19,832)
Net loss	$(10,464)	$(14,159)	$(15,369)	$(19,676)
Net loss per share, basic and diluted	$(4.85)	$(6.43)	$(0.94)	$(0.91)
Weighted-average number of shares used in computing net loss per share, basic and diluted	2,159,065	2,200,406	16,423,894	21,726,223

For the Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Loss from operations	$(4,163)	$(5,532)	$(6,999)	$(10,032)
Net loss	$(4,055)	$(5,413)	$(7,031)	$(9,959)
Net loss per share, basic and diluted	$(6.63)	$(8.46)	$(5.48)	$(4.97)
Weighted-average number of shares used in computing net loss per share, basic and diluted	612,039	640,001	1,283,882	2,004,860

Exhibit Index

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation.	S-1	333-208842	3.2	July 11, 2016
3.2	Amended and Restated Bylaws.	S-1	333-208842	3.4	July 11, 2016
4.1	Form of Common Stock Certificate.	S-1	333-208842	4.1	March 9, 2016
4.2	Amended and Restated Investors’ Rights Agreement, dated October 8, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-208842	4.2	January 4, 2016
4.3	Warrant Agreement with Hercules Technology III, L.P. dated March 7, 2017					X
10.1#	Form of Indemnity Agreement.	S-1	333-208842	10.1	July 11, 2016
10.2#	2012 Equity Incentive Plan and forms of award agreements.	S-1	333-208842	10.2	January 4, 2016
10.3#	2016 Equity Incentive Plan and forms of award agreements.	S-1	333-208842	10.3	July 11, 2016
10.4#	2016 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-208842	10.4	July 11, 2016
10.5#	Executive Employment Agreement, effective July 16, 2013, by and between the Registrant and Matthew Patterson.	S-1	333-208842	10.5	July 11, 2016
10.6#	Executive Employment Agreement, effective February 18, 2014, by and between the Registrant and Suyash Prasad.	S-1	333-208842	10.6	July 11, 2016
10.7#	Executive Employment Agreement, effective December 18, 2015, by and between the Registrant and John Gray.	S-1	333-208842	10.7	July 11, 2016
10.8#	Form of Board Member Offer Letter.	S-1	333-208842	10.6	March 9, 2016
10.9	Sublease, dated April 21, 2016, by and between the Registrant and Solazyme, Inc.	S-1	333-208842	10.9	June 16, 2016
10.10	Sublease, dated July 30, 2015, by and between the Registrant and Solstice Neurosciences, LLC.	S-1	333-208842	10.10A	June 16, 2016
10.11	Net Commercial Lease, effective June 1, 2017, by and between the Registrant and JCN Partners.					X
10.12	Net Commercial Lease, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.					X
10.13	First Amendment to Lease Agreement, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.					X
10.14	Office Lease, dated September 21, 2015, by and between the Registrant and MEPT 600 California Street LLC.	S-1	333-208842	10.11	January 4, 2016
10.15	First Amendment to Office Lease, dated November 22, 2016, by and between the Registrant and MEPT 600 California Street LLC.					X

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16†	Collaborative Development Agreement, dated January 24, 2014, by and between the Registrant and Genethon, a French not-for-profit organization.	S-1	333-208842	10.12	January 4, 2016
10.17†	License Agreement, dated September 26, 2014, by and between Cardiogen Sciences, Inc. and Fondazione Salvatore Maugeri.	S-1	333-208842	10.13	January 4, 2016
10.18†	Exclusive License Agreement with Know-How, dated July 28, 2015, by and between the Registrant and the University of Florida Research Foundation, Incorporated.	S-1	333-208842	10.14	January 4, 2016
10.19†	License Agreement, dated July 9, 2013, by and between the Registrant and ReGenX Biosciences, LLC.	S-1	333-208842	10.15	January 4, 2016
10.20†	License Agreement, dated November 3, 2015, by and between the Registrant and REGENXBIO Inc. (relating to CPVT).	S-1	333-208842	10.16	January 4, 2016
10.21†	License Agreement, dated November 3, 2015, by and between the Registrant and REGENXBIO Inc. (relating to Crigler-Najjar).	S-1	333-208842	10.17	January 4, 2016
10.22†	Exclusive License and Collaboration Agreement, dated May 3, 2016, by and between the Registrant and The Trustees of the University of Pennsylvania.	S-1	333-208842	10.18	June 16, 2016
10.23	First Amendment to License Agreement No. A13169, dated June 14, 2016, between the Registrant and the University of Florida Research Foundation, Inc.	S-1	333-208842	10.19	June 16, 2016
10.24††	First Amendment to Exclusive License and Collaboration Agreement, dated December 21, 2016, by and between the Registrant and The Trustees of the University of Pennsylvania.					X
10.25

Loan and Security Agreement, dated March 7, 2017, by and between the Registrant, each of its Qualified Subsidiaries, the several banks and other financial institutions party thereto, and Hercules Capital, Inc.

						X
21.1	Subsidiary of the Registrant.	S-1	333-208842	21.1	January 4, 2016
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Management contract or compensatory plan or arrangement.
†	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to confidential treatment granted under Rule 406 promulgated under the Securities Act.
††	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 14b-2 promulgated under the Exchange Act.
*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.