Form 10-Q
period 2017-03-31
Audentes Therapeutics, Inc.
filed 2017-05-11
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 9, 2017, there were 27,726,614 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31, 2017	December 31, 2016
Assets	Unaudited
Current assets:
Cash and cash equivalents	$18,764	$36,359
Short-term investments	62,964	68,524
Restricted cash	820	730
Prepaid expenses and other current assets	3,358	2,824
Total current assets	85,906	108,437
Restricted cash - long-term	3,280	3,020
Property and equipment, net	19,489	18,936
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	1,433	33
Total assets	$121,739	$142,057
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,506	$2,424
Accrued liabilities	7,063	9,871
Deferred rent	134	265
Total current liabilities	8,703	12,560
Deferred rent and asset retirement obligation - long-term	2,778	2,486
Contingent acquisition consideration payable	4,470	4,380
Deferred tax liability, net	3,260	3,260
Total liabilities	19,211	22,686
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 21,767,984 and 21,731,259 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	221,083	219,811
Accumulated deficit	(118,526)	(100,411)
Accumulated other comprehensive loss	(29)	(29)
Total stockholders' equity	102,528	119,371
Total liabilities and stockholders' equity	$121,739	$142,057

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$14,587	$7,906
General and administrative	3,658	2,632
Total operating expenses	18,245	10,538
Loss from operations	(18,245)	(10,538)
Interest income, net	147	97
Other expense, net	(17)	(23)
Net loss	(18,115)	(10,464)
Unrealized gains on short-term investments	—	14
Comprehensive loss	$(18,115)	$(10,450)
Net loss per share, basic and diluted	$(0.83)	$(4.85)
Weighted-average number of shares used in computing net loss per share, basic and diluted	21,755,134	2,159,065

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
	Unaudited
Cash flows from operating activities:
Net loss	$(18,115)	$(10,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	732	78
Stock-based compensation	1,055	327
(Accretion of discount) amortization of premium on investments	(25)	133
Accretion of asset retirement obligation	8	82
Change in fair value of contingent acquisition consideration payable	90	90
Other	45	31
Changes in operating assets and liabilities:
Additions to restricted cash	(350)	-
Prepaid expenses and other current assets	(491)	(1,402)
Other assets	(1,400)	-
Accounts payable	(1,230)	(2,323)
Accrued liabilities	(3,029)	(450)
Deferred rent	153	1,049
Net cash used in operating activities	(22,557)	(12,849)
Cash flows from investing activities:
Purchases of property and equipment	(752)	(2,145)
Proceeds from sales and maturities of marketable securities	32,010	17,229
Purchases of marketable securities	(26,430)	(14,656)
Net cash provided by investing activities	4,828	428
Cash flows from financing activities:
Proceeds from exercise of stock options	134	76
Net cash provided by financing activities	134	76
Net decrease in cash and cash equivalents	(17,595)	(12,345)
Cash and cash equivalents at beginning of period	36,359	72,058
Cash and cash equivalents at end of period	$18,764	$59,713
Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$506	$3,415
Issuance of common stock warrant related to debt financing facility	$83	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success largely depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and as of March 31, 2017 had an accumulated deficit of $118.5 million. The Company intends to raise additional capital through the issuance of additional equity and potentially through strategic alliances with partner companies. In April 2017, the Company completed a follow-on equity financing (see Note 12). If additional financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the three months ended March 31 2017, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s audited financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Additionally, the Company maintains collaborative research and development arrangements with the University of Florida and the University of Pennsylvania. These institutions provide certain services to the Company including preclinical study support. Disruptions in the ability or willingness of these institutions to perform these services could cause significant delays and may cause the Company to incur additional costs for its product development activities as there are few alternative sources having the requisite expertise to perform the services provided by these institutions.

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. It also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted ASU No. 2016-09 on January 1, 2017 and will continue to account for forfeitures by estimating the number of awards that are expected to vest. Prior to the adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, there were no exclusions of windfall deductions for federal or state purposes that required recording during the three months ended March 31, 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under ASU 2016-18, the statement of cash flows will show the changes in the total cash, cash equivalents and amounts generally described as restricted

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

cash. As a result, entities will no longer have to determine how to classify transfers to or from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to amounts in the balance sheet and disclose the nature of any restriction on its cash, cash equivalents or amounts generally described as restricted cash. This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The guidance will be applied retrospectively. If it is impractical for an entity to do so, the entity will apply the guidance prospectively as of the earliest date that is practicable. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

3.Short-Term Investments

Available-for-sale securities are as follows:

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Commercial paper	$30,704	$—	$—	$30,704
Corporate securities	14,278	—	(16)	14,262
U.S. government agency securities	18,011	—	(13)	17,998
Total available-for-sale securities	$62,993	$-	$(29)	$62,964

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Commercial paper	$29,428	$—	$—	$29,428
Corporate securities	19,601	—	(23)	19,578
Agency discount instruments	2,997	1	—	2,998
U.S. government agency securities	22,021	—	(6)	22,015
Total available-for-sale securities	$74,047	$1	$(29)	$74,019

All available-for-sale securities as of March 31, 2017 and December 31, 2016 had maturities of less than a year.

4.Fair Value Measurements

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

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	March 31, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$14,259	$14,259	$—	$—
Commercial paper	30,704	—	30,704	—
Corporate securities	14,262	—	14,262	—
U.S. government agency securities	17,998	—	17,998	—
Total financial assets	$77,223	$14,259	$62,964	$—

	December 31, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$26,439	$26,439	$—	$—
Commercial paper	29,428	—	29,428	—
Corporate securities	19,578	—	19,578	—
Agency discount instruments	2,998	—	2,998	—
U.S. government agency securities	22,015	—	22,015	—
Total financial assets	$100,458	$26,439	$74,019	$—

The total financial assets listed above do not included cash held in the Company’s primary operating bank accounts of $4.5 million and $4.4 million as of March 31, 2017 and December 31, 2016, respectively.

Liabilities Measured at Fair Value

The Company’s financial liabilities are valued based upon observable inputs when available or upon estimates made by management. The following tables set forth the fair value of the Company’s financial liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent acquisition consideration payable	$4,470	$—	$—	$4,470
Asset retirement obligation	717	—	—	717
Total financial liabilities	$5,187	$—	$—	$5,187

	December 31, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent acquisition consideration payable	$4,380	$—	$—	$4,380
Asset retirement obligation	709	—	—	709
Total financial liabilities	$5,089	$—	$—	$5,089

The Company’s contingent acquisition consideration payable, resulting from the acquisition of Cardiogen Sciences, Inc. in August 2015, is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probability of occurrence, the estimated timing of when the milestone may be attained and assumed discount period and discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions will be recorded in research and development expense in the consolidated statement of operations and comprehensive loss. The probability-

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probability of occurrence.

The following is a summary of the contingent acquisition consideration payable, recorded as a non-current liability in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2016	$4,380
Change in fair value of contingent acquisition consideration payable	90
Balance, March 31, 2017	$4,470

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

Amount
(in thousands)
Balance, December 31, 2016	$709
Asset retirement obligation accretion expense	8
Balance, March 31, 2017	$717

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Furniture and office equipment	$624	$624
Computer equipment	77	77
Software	229	175
Leasehold improvements	11,616	11,568
Laboratory equipment	3,586	2,974
Manufacturing equipment	5,354	5,200
Construction in progress and deposits on equipment	442	25
Total property and equipment	21,928	20,643
Less accumulated depreciation and amortization	(2,439)	(1,707)
Property and equipment, net	$19,489	$18,936

Property and equipment depreciation expense for the three months ended March 31, 2017 and 2016 was $0.7 million and $0.1 million, respectively.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(in thousands)
Accrued payroll and related expenses	$1,762	$3,164
Accrued research and development expenses	4,450	6,169
Accrued professional services	549	386
Construction in progress	220	-
Other	82	152
Total accrued liabilities	$7,063	$9,871

Facility Lease Obligations

Long-term deferred rent and asset retirement obligations consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Deferred rent	$2,061	$1,777
Asset retirement obligation	717	709
	$2,778	$2,486

Hercules Loan Agreement

On March 7, 2017, the Company entered into a Loan and Security Agreement for a term loan in an aggregate principal amount of $20 million. Through September 15, 2017, the Company may draw up to an aggregate of $10 million, but cannot draw more than an aggregate of $5 million from June 15, 2017 to September 15, 2017. In addition, beginning on the date the Company initiates enrollment in Phase 1/2 clinical trials for AT132 and AT342 under U.S. Investigational New Drug applications and continuing through December 15, 2017, the Company may draw up to an additional $10 million.

The term loan made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of either (i) 7.95% plus the prime rate as reported in the Wall Street Journal minus 3.75%, and (ii) 7.95%. The term loan matures on December 1, 2020. The Company shall begin to repay the aggregate principal amount that is outstanding in equal monthly installments of principal and interest beginning on July 1, 2018, or if certain clinical development or financing milestones are achieved, beginning on certain dates in 2019, until the term loan maturity or such earlier date when secured obligations are repaid. The Company may voluntarily prepay the term loan, subject to a 2.0% premium for 12 months and a 1.0% premium after 12 months but prior to 24 months. Certain mandatory prepayments are required upon a Change in Control (as defined in the Loan Agreement). Upon the repayment of the term loan, or if no term loan is drawn, on December 16, 2017, the Company shall pay lender the greater of $200,000 or 5.40% of the aggregate amount of the term loans drawn under the agreement. As of March 31, 2017, the Company has not drawn on the Loan Agreement.

The Loan Agreement requires the Company to maintain certain covenants, including those that require it to provide the Lender with certain financial and other information and pay taxes, and restrict its ability to incur other indebtedness, dispose of collateral, make certain investments and distribution, declare dividends, transfer certain assets, merge with other entities, change its name or jurisdiction, maintain certain deposit accounts or take certain actions with respect to subsidiaries. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets, which do not include, among certain other items, its intellectual property.

In connection with the entry into the Loan Agreement, the Company issued a warrant to Hercules Technology, exercisable for 9,194 shares of the Company’s common stock at an exercise price of $15.13. The warrant is immediately exercisable through the earlier of (i) March 7, 2022 and (ii) the consummation of certain acquisition transactions involving it as set forth in the warrant. The number of shares for which the warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the warrant.

Related to the Loan Agreement, the Company recorded deferred financing costs of $0.3 million, which are being amortized through December 16, 2017. During the three months ended March 31, 2017, the Company recorded this amortization to interest expense aggregating $45,000.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

6.	License and Collaboration Agreements

During the first quarter of 2017, the Company entered into a services and collaboration agreement for the treatment of Crigler-Najjar Syndrome related to the Company’s AT342 development program. The agreement has a term of ten years and provides that the Company will pay a specified minimum fee to the service provider for each year that the program is under development that ranges from $0.1 million to $0.4 million per year in addition to payments for services provided. Following commercialization of AT342, the Company is obligated to pay the service provider a 1% royalty based on net sales, as defined under the agreement, subject to a contractual minimum of $0.2 million during the first three years of commercialization.

7.Stock Compensation

Stock-based compensation expense by category was as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Research and development	$539	$95
General and administrative	516	232
Total stock-based compensation expense	$1,055	$327
Employees	$1,024	$307
Non-employees	31	20
Total stock-based compensation expense	$1,055	$327

Equity Incentive Plans

Under the Company’s 2012 Equity Incentive Plan, or the 2012 Plan, a total of 3,107,517 shares were reserved for issuance. In July 2016, the Company ceased granting awards under the 2012 Plan and rolled the remaining 705,862 shares available for grant into the 2016 Equity Incentive Plan, or 2016 Plan, which was adopted on July 18, 2016. Under the terms of the 2012 Plan, options were granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options were not to be less than 110% of fair market value, as determined by the board of directors. The terms of options granted under the 2012 Plan do not exceed ten years. As options from the 2012 Plan are forfeited or canceled, they are rolled into the 2016 Plan.

A total of 1,500,000 shares were reserved for issuance under the 2016 Plan in addition to the 705,862 shares rolled into the 2016 Plan from the 2012 Plan. At March 31, 2017, 1,868,246 shares were available for future grant. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. On January 1, 2017, 1,086,562 additional shares were added to the 2016 Plan reserve for issuance per this provision. Under the terms of the 2016 Plan, in general, options will vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The term of options granted under the 2016 Plan is limited to ten years.

The following table summarizes option activity for the three months ended March 31, 2017:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2016	1,891,092	2,534,622	$5.60	8.50	$32,126
Increase to authorized shares	1,086,562	—	—
Options granted	(1,150,750)	1,150,750	$15.79
Options exercised	—	(36,725)	$3.65
Options forfeited	41,342	(41,342)	$13.24
Balance, March 31 2017	1,868,246	3,607,305	$8.78	8.66	$29,872
Exercisable, March 31, 2017		1,099,582	$3.62	7.69	$14,760
Vested and expected to vest, March 31, 2017		3,340,349	$8.47	8.61	$28,684

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2017. During the three months ended March 31, 2017, options to purchase 36,725 shares of common stock with an intrinsic value of approximately $0.5 million were exercised, generating approximately $0.1 million of cash received.

The weighted average grant date fair value of employee options granted during the three months ended March 31, 2017 and 2016 was $10.03 and $4.12 per share, respectively. As of March 31, 2017, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $14.5 million, which the Company expects to recognize over an estimated weighted average period of 3.01 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options granted to employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016

Expected term (in years)	5.8-6.1	6.1
Expected volatility	77-78%	68%
Risk-free interest rate	2.1-2.2%	1.5%
Expected dividend yield	0%	0%

There were no non-employee options granted during the three months ended March 31, 2017. The weighted-average grant date fair value of non-employee options granted during the three months ended March 31, 2016 was $5.67. Options and awards to non-employees are recorded at fair value and remeasured at the end of each period.  As of March 31, 2017, the total unrecognized compensation expense related to unvested non-employee options was approximately $0.2 million, which the Company expects to recognize over an estimated weighted average period of 1.56 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options for non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31, 2016

Expected term (in years)	7.7-10.0
Expected volatility	69-71%
Risk-free interest rate	1.7-2.1%
Expected dividend yield	0%

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

The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of March 31, 2017, the initial offering periods had not commenced.

8.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2017 and 2016 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

9.	Commitments and Contingencies

In January 2017, the Company entered into a lease agreement for approximately 7,555 square feet of research and development offices in South San Francisco, California with total minimum lease payments of $0.4 million over an approximately three-year term.

In July 2015, the Company entered into a sub-lease agreement for approximately 22,000 square feet of manufacturing space in South San Francisco, California for an initial term that expires in May 2017 with total minimum lease payments due of $0.9 million. In November 2015, the Company purchased an option that was subsequently exercised in May 2016 to enter into a ten-year lease for the existing 22,000 square feet plus approximately 17,000 additional square feet of manufacturing space, which will become effective in June 2017. The Company executed the lease extension in January 2017.

10.Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three months ended March 31, 2017 and 2016, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016

Convertible preferred stock (on an as-if-converted basis)	—	13,820,301
Stock options to purchase common stock	3,607,305	2,279,086
Common stock warrants	9,194	-
	3,616,499	16,099,387

11.Related Party Transactions

There were no related party transactions in the three months ended March 31, 2017. Aggregate payments in connection with related party transactions totaled approximately $8,000 during the three months ended March 31, 2016 and consisted of cost reimbursements to certain investors.

12.Subsequent Events

Follow-On Offering

On April 24, 2017, the Company completed an underwritten public offering of 5,200,000 shares of common stock. As part of the offering, on April 27, 2017 the Company issued an additional 755,151 shares of common stock representing the underwriters’ exercise of a majority of their option to purchase additional shares. All shares were offered by the Company at a price to the public of $14.50 per share. The aggregate net proceeds received by the Company were $80.7 million, net of underwriting discounts, commissions and estimated offering expenses.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K.

Overview

We are a biotechnology company focused on developing and commercializing gene therapy products for patients suffering from serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the affected gene to cells, resulting in production of the normal protein. We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. The Investigational New Drug applications, or INDs, for both AT132 and AT342 are active, and our collaborating institution, the University of Florida, has an active IND to conduct a proof-of-concept study of AT982 delivered via intra-muscular injection in adults with Pompe disease. We are conducting IND-enabling preclinical studies for the systemic administration of AT982 for the treatment of Pompe disease and exploratory preclinical studies evaluating intrathecal delivery of AT982. We plan to file an IND for the systemic administration of AT982 in the first half of 2018. We are also conducting IND-enabling studies of AT307 and plan to file an IND in the second half of 2017. We expect to have preliminary clinical data from the AT132, AT342 and AT982 programs in the second half of 2017. We maintain full global rights to all our product candidates.

We have developed a proprietary in-house cGMP manufacturing capability that we believe provides us with a core strategic advantage, enabling superior control over development timelines, costs and intellectual property. Our manufacturing facility is located in South San Francisco in a building that we have improved to support our research, process development and manufacturing capabilities in accordance with current Good Manufacturing Practices, or cGMP, requirements. We believe we have established a comprehensive platform for production of our adeno-associated virus vector, or AAV, product candidates and plan continued investment to further optimize our manufacturing capabilities to cost-effectively produce high-quality AAV vectors at both clinical and commercial scale. We initiated cGMP manufacturing of our products in our facility in the second half of 2016.

We have built our portfolio of product candidates in part by engaging in strategic transactions with third parties. In July 2013, we entered into a license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we obtained intellectual property rights related to AT132 and AT982. In January 2014, we entered into a collaborative development agreement with Genethon, pursuant to which we acquired intellectual property rights related to AT132 in exchange for granting Genethon the exclusive right to manufacture materials for preclinical and early clinical development, subject to Genethon’s ability to supply required quantities in accordance with applicable timelines, and the funding for certain research and development activities related to AT132. In July 2015, we entered into a license with the University of Florida Research Foundation, or UFRF, pursuant to which we obtained intellectual property rights related to AT982. In August 2015, in connection with our acquisition of Cardiogen Sciences, Inc., or Cardiogen, we acquired a license agreement with Fondazione Salvatore Maugeri, or FSM, pursuant to which we obtained a license to FSM’s intellectual property rights related to AT307 and certain other products that we may develop related to the treatment of several additional inherited arrhythmias. In November 2015, we entered into two additional license agreements with REGENXBIO, pursuant to which we obtained intellectual property rights related to AT307 and AT342. In May 2016, we entered into a license and collaboration agreement with The Trustees of the University of Pennsylvania, or the University of Pennsylvania, pursuant to which we obtained a license to develop and commercialize a gene therapy product for Crigler-Najjar. Upon execution of the license and collaboration agreement with the University of Pennsylvania, we met the conditions of a contractual milestone under our Crigler-Najjar license agreement with REGENXBIO, and made a required payment of $0.4 million to REGENXBIO. We paid the University of Pennsylvania an upfront fee of $0.5 million, $6.0 million for certain preclinical development activities and a $0.7 million milestone payment as a result of our active IND for AT342. We may be required to make additional milestone payments and pay royalties and other amounts to third parties pursuant to our license and collaboration agreements as we further develop and commercialize our product candidates.

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $59.7 million and $26.5 million for the years ended December 31, 2016 and 2015, respectively, and $18.1 million and $10.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $118.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock and through the issuance and sale of our common stock pursuant to our initial public offering, or IPO, in July 2016 and our recently completed follow-on offering. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $81.7 million.

On April 24, 2017, we completed an underwritten public offering of 5,200,000 shares of common stock. As part of the underwritten public offering, on April 27, 2017 we issued an additional 755,151 shares of common stock representing the underwriters’ exercise of a majority of their option to purchase additional shares. All shares were offered by us at a price to the public of $14.50 per share. The aggregate net proceeds received by us from the offering were $80.7 million, net of underwriting discounts, commissions and estimated offering expenses.

On March 7, 2017, we entered into a Loan and Security Agreement with Hercules Capital, Inc., or Hercules, pursuant to which Hercules has made available to us a term loan in an aggregate principal amount of $20 million. To date, we have not drawn any amounts under the loan agreement. In connection with entry into the loan agreement, we issued a warrant to Hercules exercisable for 9,194 shares of our common stock.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,
	2017	2016
AT132 direct program costs	$3,924	$1,551
AT342 direct program costs	1,879	548
AT982 direct program costs	(106)	581
AT307 direct program costs	29	177
Personnel, non-program, and unallocated program costs	8,861	5,049
Total research and development expenses	$14,587	$7,906

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2016, that are significant to us.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Operating expenses
Research and development	$14,587	$7,906	$6,681
General and administrative	3,658	2,632	1,026
Total operating expenses	18,245	10,538	7,707
Loss from operations	(18,245)	(10,538)	(7,707)
Interest income, net	147	97	50
Other expense, net	(17)	(23)	6
Net loss	$(18,115)	$(10,464)	$(7,651)

Research and Development

Research and development expenses increased by $6.7 million, or 85%, to $14.6 million for the three months ended March 31, 2017. The increase was primarily due to a $2.4 million increase in expenses related to our AT132 program and a $1.3 million increase in expenses related to our AT342 program, as we conducted additional preclinical studies, increased manufacturing of study materials and additional consulting and initiation costs in preparation for clinical trials, a $2.4 million increase in personnel costs and a $0.4 million increase for facility costs primarily due to increased headcount and investment in manufacturing, a $0.3 million increase in other expenses related to expanded research and development, and a $0.4 million increase for stock-based compensation expense, while our AT982 program expenses decreased by $0.7 million as we renegotiated certain service agreements related to the program. We anticipate research and development expenses to continue to increase as we expand operations for all our programs.

General and Administrative

General and administrative expenses increased by $1.0 million, or 39%, to $3.7 million for the three months ended March 31, 2017. The increase was primarily due to a $0.3 million increase in personnel costs and a $0.3 million increase in stock-based compensation expense due to increased headcount, a $0.1 million increase in facilities-related costs, and a $0.2 million increase in insurance costs. Many of these increases are a result of becoming a public company and we expect to continue to incur additional expenses related to our operations as a public company.

Interest Income, net

Interest income, net increased by $50,000, or 52%, to $147,000 for the three months ended March 31, 2017, as we invested the funds received from our IPO into short duration fixed-income securities and recognized amortization of deferred financing costs related to our debt financing facility as interest expense.

Liquidity, Capital Resources and Plan of Operations

Since our inception in 2012 through March 31, 2017, our operations have been financed solely by net proceeds of $135.8 million from the sale of shares of our convertible preferred stock and $75.2 million from the sale of common stock from our IPO. As of March 31, 2017, we had $81.7 million in cash, cash equivalents, and short-term investments and an accumulated deficit of $118.5 million.

On April 24, 2017, we completed an underwritten public offering of 5,200,000 shares of common stock. As part of the underwritten public offering, on April 27, 2017 we issued an additional 755,151 shares of common stock representing the underwriters’ exercise of a majority of their option to purchase additional shares. All shares were offered by us at a price to the public of $14.50 per share. The aggregate net proceeds received by us from the offering were $80.7 million, net of underwriting discounts, commissions and estimated offering expenses.

On March 7, 2017, we entered into a Loan and Security Agreement with Hercules, pursuant to which Hercules has made available to us a term loan in an aggregate principal amount of $20 million. To date, we have not drawn any amounts under the loan agreement. In connection with entry into the loan agreement, we issued a warrant to Hercules exercisable for 9,194 shares of our common stock.

To fund our current operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating

activities.Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(22,557)	$(12,849)
Cash provided by investing activities	4,828	428
Cash provided by financing activities	134	76
Net decrease in cash and cash equivalents	$(17,595)	$(12,345)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2017 was $22.6 million. Our net loss was $18.1 million, which was partially offset by noncash charges of $1.9 million, consisting primarily of $1.1 million of stock-based compensation expense, $0.7 million of depreciation and amortization expense, and a $0.1 million change in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of an increase in our prepaid expenses, primarily for research and development contracts, and other current assets by $0.5 million, a $1.4 million increase in long-term deposits and an increase in our accounts payable and accrued liabilities by a net $4.3 million. In addition, we transferred $0.4 million to restricted cash.

Cash used in operating activities for the three months ended March 31, 2016 was $12.8 million. Our net loss was $10.5 million, which was partially offset by noncash charges of $0.7 million consisting primarily of $0.3 million of stock-based compensation expense, $0.1 million from amortization of discounts on investments, a $0.1 million change in the fair value of the contingent acquisition consideration liability, and $0.1 million of depreciation and amortization expense. The change in our net operating assets and liabilities for the period was due primarily to an increase in prepaid expenses of $1.4 million and an increase in accounts payable and accrued liabilities of $2.8 million as our operations expanded.

Cash Flows from Investing Activities

Cash provided by investing activities was $4.8 million for the three months ended March 31, 2017, primarily due to the sale or maturity of marketable securities of $32.0 million, partially offset by purchases of marketable securities of $26.4 million  and purchases of property and equipment of $0.8 million.

Cash provided by investing activities was $0.4 million for the three months ended March 31, 2016, primarily related to the maturity or sale of investments of $17.2 million, partially offset by purchases of marketable securities for $14.7 million and purchases of property and equipment for $2.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 and 2016 were related to proceeds from the exercise of stock options of $0.1 million and $0.1 million, respectively.

Off-Balance Sheet Arrangements

At March 31, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Other Commitments

Debt Obligations

On March 7, 2017, we entered into a Loan and Security Agreement with Hercules, pursuant to which Hercules has made available to us a term loan in an aggregate principal amount of $20 million, which may be drawn as certain times as specified in the loan agreement. The term loan will bear interest at a rate equal to the greater of either (i) 7.95% plus the prime rate as reported in the Wall Street Journal minus 3.75%, and (ii) 7.95%. The term loan matures on December 1, 2020. We will begin to repay the aggregate principal amount that is outstanding, if any, in equal monthly installments of principal and interest beginning on July 1, 2018, or if certain clinical development or financing milestones are achieved, beginning on certain dates in 2019, until the term loan maturity or such earlier date when secured obligations are repaid. We may voluntarily prepay the term loan, subject to a 2.0% premium for 12 months and a 1.0% premium after 12 months but prior to 24 months. Certain mandatory prepayments are required upon a Change in Control (as defined in the Loan Agreement). Upon the repayment of the term loan, or if no term loan is drawn, on December 16, 2017, we shall pay lender the greater of $200,000 or 5.40% of the aggregate amount of the term loans drawn under the agreement. As of March 31, 2017, we have not drawn on the loan agreement.

Lease Agreements

In January 2017, we entered into a lease agreement for approximately 7,555 square feet of research and development offices in South San Francisco, California with total minimum lease payments of $0.4 million over an approximately three-year term.

In July 2015, we entered into a sub-lease agreement for approximately 22,000 square feet of manufacturing space in South San Francisco, California for an initial term that expires in May 2017 with total minimum lease payments due of $0.9 million. In November 2015, we purchased an option that was subsequently exercised in May 2016 to enter into a ten-year lease for the existing 22,000 square feet plus approximately 17,000 additional square feet of manufacturing space, which will become effective in June 2017. We executed the lease extension in January 2017.

License and Collaboration Agreements

During the three months ended March 31, 2017, we entered into a services and collaboration agreement for the treatment of Crigler-Najjar Syndrome related to our AT342 development program. The agreement has a term of ten years and provides that we will pay a specified minimum fee to the service provider for each year that the program is under development that ranges from $0.1 million to $0.4 million per year in addition to payments for services provided. Following commercialization of AT342, we are obligated to pay the service provider a 1% royalty based on net sales, as defined under the agreement, subject to a contractual minimum of $0.2 million during the first three years of commercialization.

Other Contracts

We also enter into contracts in the normal course of business with various third parties for services related to preclinical research studies, clinical trials, testing, manufacturing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $81.7 million and $104.9 million as of March 31, 2017 and December 31, 2016, respectively, which consisted of bank deposits, money market funds and marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of March 31, 2017 or December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our product candidates will depend on several factors, including the following:

•

successful completion of preclinical studies, including Good Laboratory Practices, or GLP toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, and successful enrollment and completion of clinical trials under current Good Clinical Practices, or GCPs;

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

Though viral vectors similar to ours have been evaluated by others in clinical trials, our product candidates have never been evaluated in human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Other companies conducting gene therapy clinical trials, which we believe serve as proof-of-concept for our product candidates, utilize adeno-associated viral vectors, or AAV vectors, similar to ours. For example, in April 2017, a company developing gene therapy products publicly reported positive top-line results from a Phase 1/2 trial of a product candidate intended to treat spinal muscular atrophy, a rare neuromuscular disease. However, this study and others like it should not be relied upon as evidence that our planned clinical trials will succeed. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and initial positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of results from our future clinical trials in humans. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials.

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

For instance, safety signals have been observed at the highest dose in non-GLP mouse disease model studies of AT132 and AT982 that we conducted. In both programs, we have completed large animal GLP studies in which similar safety signals were not observed. We continue to conduct preclinical studies across our portfolio of product candidates. If we observe unexpected safety signals in these studies, we may decide, or regulatory authorities may require us, to delay or halt further development of our product candidates.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. Our planned clinical trials will be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC. As of April 2016, the new NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (IRB or the Institutional Biosafety Committee, or IBC,) to request a public RAC review based on their own review of the protocol and NIH requirements.  Regardless of the request for public review, NIH makes their own assessment as to whether the protocol would significantly benefit from a public RAC review. The NIH’s recommendations are shared with the FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body approval can be issued. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

We and our CROs will be required to comply with regulations, including GCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in GMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

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

Our product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $18.1 million and $10.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $118.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2017, our cash, cash equivalents and short-term investments were $81.7 million, and we received net proceeds of $80.7 million from our April 2017 offering. We expect that the net proceeds from our April 2017 offering, together with our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements through late 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In connection with the entry into a loan agreement, on March 7, 2017, we issued a warrant to Hercules Technology III, L.P., a Delaware limited partnership, or Hercules Technology, exercisable for the number of shares of our common stock that is equal to the greater of (i) 3.0% of the aggregate amount of the term loan advances  funded under the Loan Agreement or (ii) $150,000, in each case divided by the exercise price of $15.13 per share, subject to adjustment from time to time in accordance with the provisions of the warrant. The warrant is immediately exercisable through the earlier of (i) March 7, 2022 and (ii) the consummation of certain acquisition transactions involving us as set forth in the warrant. The number of shares for which the warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the warrant.

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

There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final Prospectus filed with the SEC on July 20, 2016 pursuant to Rule 424(b)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

AUDENTES THERAPEUTICS, INC.

Date:	May 11, 2017	By:	/s/ Matthew Patterson
Matthew Patterson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2017	By:	/s/ Thomas Soloway
Thomas Soloway
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

4.1	Warrant Agreement with Hercules Technology III, L.P. dated March 7, 2017.	10-K	001-37833	4.3	March 13, 2017
10.1	Net Commercial Lease, effective June 1, 2017, by and between the Registrant and JCN Partners.	10-K	001-37833	10.11	March 13, 2017
10.2	Net Commercial Lease, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.	10-K	001-37833	10.12	March 13, 2017
10.3	First Amendment to Lease Agreement, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.	10-K	001-37833	10.13	March 13, 2017
10.4	Loan and Security Agreement, dated March 7, 2017, by and between the Registrant, each of its Qualified Subsidiaries, the several banks and other financial institutions party thereto, and Hercules Capital, Inc.	10-K	001-37833	10.25	March 13, 2017
10.5†	Second Amendment to Exclusive License and Collaboration Agreement, dated March 21, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.	8-K	001-37833	10.01	April 3, 2017
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†      Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment order granted under Rule 24b-2 promulgated under the Exchange Act.