Form 10-Q
period 2017-06-30
Audentes Therapeutics, Inc.
filed 2017-08-10
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 27,784,148 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30, 2017	December 31, 2016
Assets	Unaudited
Current assets:
Cash and cash equivalents	$54,574	$36,359
Short-term investments	90,434	68,524
Restricted cash	820	730
Prepaid expenses and other current assets	3,563	2,824
Total current assets	149,391	108,437
Restricted cash - long-term	3,280	3,020
Property and equipment, net	22,245	18,936
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	2,045	33
Total assets	$188,592	$142,057
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,009	$2,424
Accrued liabilities	10,709	9,871
Deferred rent	137	265
Total current liabilities	14,855	12,560
Deferred rent and asset retirement obligation - long-term	3,879	2,486
Contingent acquisition consideration payable	4,544	4,380
Deferred tax liability, net	3,260	3,260
Total liabilities	26,538	22,686
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 27,782,140 and 21,731,259 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	303,356	219,811
Accumulated deficit	(141,265)	(100,411)
Accumulated other comprehensive loss	(37)	(29)
Total stockholders' equity	162,054	119,371
Total liabilities and stockholders' equity	$188,592	$142,057

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Unaudited
Operating expenses:
Research and development	$18,776	$11,734	$33,363	$19,640
General and administrative	4,065	2,469	7,723	5,101
Total operating expenses	22,841	14,203	41,086	24,741
Loss from operations	(22,841)	(14,203)	(41,086)	(24,741)
Interest income, net	115	92	262	189
Other expense, net	(13)	(48)	(30)	(71)
Net loss	(22,739)	(14,159)	(40,854)	(24,623)
Unrealized (losses) gains on short-term investments	(8)	(1)	(8)	13
Comprehensive loss	$(22,747)	$(14,160)	$(40,862)	$(24,610)
Net loss per share, basic and diluted	$(0.87)	$(6.43)	$(1.70)	$(11.30)
Weighted-average number of shares used in computing net loss per share, basic and diluted	26,212,614	2,200,406	23,996,187	2,179,735

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
	Unaudited
Cash flows from operating activities:
Net loss	$(40,854)	$(24,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,501	289
Stock-based compensation	2,523	707
(Accretion of discount) amortization of premium on investments	(62)	165
Accretion of asset retirement obligation	18	90
Change in fair value of contingent acquisition consideration payable	164	182
Other	145	66
Changes in operating assets and liabilities:
Additions to restricted cash	(350)	(4,708)
Prepaid expenses and other current assets	(783)	(4,798)
Other assets	(2,020)	68
Accounts payable	640	(1,213)
Accrued liabilities	(810)	1,011
Deferred rent	1,247	1,588
Net cash used in operating activities	(38,641)	(31,176)
Cash flows from investing activities:
Purchases of property and equipment	(2,217)	(8,845)
Proceeds from sales of property and equipment	-	15
Proceeds from sales and maturities of marketable securities	49,010	22,343
Purchases of marketable securities	(70,876)	(42,032)
Net cash used in investing activities	(24,083)	(28,519)
Cash flows from financing activities:
Proceeds from exercise of stock options	361	93
Proceeds from issuance of common stock, net of offering costs	80,578	-
Net cash provided by financing activities	80,939	93
Net increase (decrease) in cash and cash equivalents	18,215	(59,602)
Cash and cash equivalents at beginning of period	36,359	72,058
Cash and cash equivalents at end of period	$54,574	$12,456
Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$2,549	$5,157
Issuance of common stock warrant related to debt financing facility	$83	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The accompanying consolidated financial statements include the accounts of Audentes Therapeutics, Inc., and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Follow-on Offering

On April 24, 2017, the Company completed an underwritten public offering of 5,200,000 shares of common stock. As part of the offering, on April 27, 2017, the Company issued an additional 755,151 shares of common stock representing the underwriters’ exercise of a majority of their option to purchase additional shares. All shares were offered by the Company at a price to the public of $14.50 per share. The aggregate net proceeds received by the Company were $80.6 million, net of underwriting discounts, commissions and offering costs.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success largely depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and as of June 30, 2017 had an accumulated deficit of $141.3 million. The Company intends to raise additional capital through the issuance of additional equity, borrowing under debt arrangements, or potentially through strategic alliances with partner companies. If additional financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the six months ended June 30, 2017, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

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

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Concentration of Manufacturing and Third-Party Services Risk

The Company is subject to certain risks with respect to sources of supply of manufactured materials and drug product for use in its preclinical and clinical studies. Due to the technical aspects of manufacturing drug product for gene therapies, there exist few alternative sources of manufacturing. The Company is reliant upon its own internal manufacturing capability and a small number of third-party vendors to produce drug product in sufficient quantities and quality to conduct its research and development activities.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. It also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted ASU No. 2016-09 on January 1, 2017 and will continue to account for forfeitures by estimating the number of awards that are expected to vest. Prior to the adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, there were no exclusions of windfall deductions for federal or state purposes that required recording during the six months ended June 30, 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under ASU 2016-18, the statement of cash flows will show the changes in the total cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to or from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to amounts in the balance sheet and disclose the nature of any restriction on its cash, cash equivalents

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

or amounts generally described as restricted cash. This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The guidance will be applied retrospectively. If it is impractical for an entity to do so, the entity will apply the guidance prospectively as of the earliest date that is practicable. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. In addition, ASU 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

3.Short-Term Investments

Available-for-sale securities are as follows:

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Commercial paper	$60,607	$—	$—	$60,607
Corporate securities	29,833	—	(21)	29,812
U.S. government agency securities	18,006	—	(16)	17,990
Total available-for-sale securities	$108,446	$—	$(37)	$108,409

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Commercial paper	$29,428	$—	$—	$29,428
Corporate securities	19,601	—	(23)	19,578
Agency discount instruments	2,997	1	—	2,998
U.S. government agency securities	22,021	—	(6)	22,015
Total available-for-sale securities	$74,047	$1	$(29)	$74,019

All available-for-sale securities as of June 30, 2017 and December 31, 2016 had maturities of less than a year.

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

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	June 30, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$30,895	$30,895	$—	$—
Commercial paper	60,607	—	60,607	—
Corporate securities	29,812	—	29,812	—
U.S. government agency securities	17,990	—	17,990	—
Total financial assets	$139,304	$30,895	$108,409	$—

	December 31, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$26,439	$26,439	$—	$—
Commercial paper	29,428	—	29,428	—
Corporate securities	19,578	—	19,578	—
Agency discount instruments	2,998	—	2,998	—
U.S. government agency securities	22,015	—	22,015	—
Total financial assets	$100,458	$26,439	$74,019	$—

The total financial assets listed above do not included cash held in the Company’s primary operating bank accounts of $5.7 million and $4.4 million as of June 30, 2017 and December 31, 2016, respectively.

Liabilities Measured at Fair Value

The Company’s financial liabilities are valued based upon observable inputs when available or upon estimates made by management. The following tables set forth the fair value of the Company’s financial liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent acquisition consideration payable	$4,544	$—	$—	$4,544
Asset retirement obligation	727	—	—	727
Total financial liabilities	$5,271	$—	$—	$5,271

	December 31, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent acquisition consideration payable	$4,380	$—	$—	$4,380
Asset retirement obligation	709	—	—	709
Total financial liabilities	$5,089	$—	$—	$5,089

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

The following is a summary of the contingent acquisition consideration payable, recorded as a non-current liability in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2016	$4,380
Change in fair value of contingent acquisition consideration payable	164
Balance, June 30, 2017	$4,544

Under the terms of its lease for manufacturing facilities, the Company has an asset restoration obligation to its landlord. The liability is being accreted, or increased, and recorded as rent expense throughout the remainder of the lease term until the full estimated obligation to restore the building to its original condition is recognized in the condensed consolidated balance sheet. The asset retirement obligation is included in facilities lease obligations in the accompanying consolidated balance sheets.

Amount
(in thousands)
Balance, December 31, 2016	$709
Asset retirement obligation accretion expense	18
Balance, June 30, 2017	$727

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Furniture and office equipment	$867	$624
Computer equipment	98	77
Software	239	175
Leasehold improvements	11,616	11,568
Laboratory equipment	4,241	2,974
Manufacturing equipment	5,553	5,200
Construction in progress and deposits on equipment	2,837	25
Total property and equipment	25,451	20,643
Less accumulated depreciation and amortization	(3,206)	(1,707)
Property and equipment, net	$22,245	$18,936

Property and equipment depreciation expense for the three months ended June 30, 2017 and 2016 was $0.8 million and $0.2 million, respectively. Property and equipment depreciation expense for the six months ended June 30, 2017 and 2016 was $1.5 million and $0.3 million, respectively.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued payroll and related expenses	$2,864	$3,164
Accrued research and development expenses	5,958	6,169
Accrued professional services	234	386
Construction in progress	1,526	-
Other	127	152
Total accrued liabilities	$10,709	$9,871

Facility Lease Obligations

Long-term deferred rent and asset retirement obligations consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Deferred rent	$3,152	$1,777
Asset retirement obligation	727	709
	$3,879	$2,486

Hercules Loan Agreement

On March 7, 2017, the Company entered into a Loan and Security Agreement for a term loan in an aggregate principal amount of $20.0 million. Through September 15, 2017, the Company may borrow up to an aggregate of $10 million, but cannot borrow more than an aggregate of $5 million from June 15, 2017 to September 15, 2017. In addition, beginning on the date the Company initiates enrollment in Phase 1/2 clinical trials for AT132 and AT342 under U.S. Investigational New Drug applications and continuing through December 15, 2017, the Company may borrow up to an additional $10 million.

Any borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of either (i) 7.95% plus the prime rate as reported in the Wall Street Journal minus 3.75%, and (ii) 7.95%. The term loan matures on December 1, 2020. The Company is required to begin repayment of any outstanding the aggregate principal amount in equal monthly installments of principal and interest beginning on July 1, 2018, or if certain clinical development or financing milestones are achieved, beginning on certain dates in 2019, until the term loan maturity or such earlier date when secured obligations are repaid. The Company may voluntarily prepay any outstanding balance at any time, subject to a 2.0% premium for 12 months and a 1.0% premium after 12 months but prior to 24 months. Certain mandatory prepayments are required upon a Change in Control (as defined in the Loan Agreement). Upon the earliest of full repayment of the term loan, or if no term loan is made, on December 16, 2017, the Company shall pay Hercules the greater of $0.2 million or 5.40% of the aggregate amount borrowed under the agreement. As of June 30, 2017, the Company had made no borrowings under the Loan Agreement.

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

In connection with the Loan Agreement, the Company issued a warrant to Hercules Technology, exercisable for 9,194 shares of the Company’s common stock at an exercise price of $15.13. The warrant is immediately exercisable through the earlier of (i) March 7, 2022 and (ii) the consummation of certain acquisition transactions involving it as set forth in the warrant. The number of shares for which the warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the warrant.

Related to the Loan Agreement, the Company recorded deferred financing costs of $0.3 million, which are being amortized through December 16, 2017. During the three and six months ended June 30, 2017, the Company recorded this amortization to interest expense aggregating $164,000 and $209,000, respectively.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

6.	License and Collaboration Agreements

During the second quarter of 2017, the Company entered into an amended license agreement with Instituti Clinici Scientifici Maugeri S.p.A SB, or Maugeri, the successor to Fondazione Salvatore Maugeri, or FSM, related primarily to the Company’s CPVT development program. The amended agreement provides for development milestone payments to Maugeri totaling up to 0.6 million Euro and maintains a low single-digit royalty based on net sales as per the original agreement. The amended agreement also provides the Company with an option to develop gene therapies in additional cardiac indications. In conjunction with the amended license agreement, the Company also entered into a sponsored research agreement with Maugeri requiring an upfront payment of 0.4 million Euro and a minimum two-year funding commitment for research totaling 0.6 million Euro.

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

7.Stock Compensation

Stock-based compensation expense by category was as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$826	$187	$1,365	$297
General and administrative	642	193	1,158	410
Total stock-based compensation expense	$1,468	$380	$2,523	$707
Employees	$1,435	$357	$2,459	$664
Non-employees	33	23	64	43
Total stock-based compensation expense	$1,468	$380	$2,523	$707

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

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

A total of 1,500,000 shares were reserved for issuance under the 2016 Plan in addition to the 705,862 shares rolled into the 2016 Plan from the 2012 Plan. At June 30, 2017, 1,855,455 shares were available for future grant. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. On January 1, 2017, 1,086,562 additional shares were added to the 2016 Plan reserve for issuance per this provision. Under the terms of the 2016 Plan, in general, options will vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The term of options granted under the 2016 Plan is limited to ten years.

The following table summarizes option activity for the six months ended June 30, 2017:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2016	1,891,092	2,534,622	$5.60	8.50	$32,126
Increase to authorized shares	1,086,562	—	—
Options granted	(1,193,550)	1,193,550	$15.84
Options exercised	—	(95,730)	$3.77
Options forfeited	71,351	(71,351)	$11.68
Balance, June 30, 2017	1,855,455	3,561,091	$8.96	8.52	$36,226
Exercisable, June 30, 2017		1,272,223	$4.73	7.70	$18,321
Vested and expected to vest, June 30, 2017		3,328,638	$8.67	8.47	$34,802

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2017. During the six months ended June 30, 2017, options to purchase 95,730 shares of common stock with an intrinsic value of approximately $1.2 million were exercised, generating approximately $0.4 million of cash received.

The weighted average grant date fair value of employee options granted during the three months ended June 30, 2017 and 2016 was $11.65 and $4.64 per share, respectively. The weighted average grant date fair value of employee options granted during the six months ended June 30, 2017 and 2016 was $10.75 and $4.64, respectively. As of June 30, 2017, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $14.3 million, which the Company expects to recognize over an estimated weighted average period of 2.84 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from these expectations.

The fair value of stock options granted to employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	6.1	6.1	5.8-6.1	6.1
Expected volatility	77%	68%	77-78%	68%
Risk-free interest rate	1.98%	1.4%	1.98-2.2%	1.4-1.5%
Expected dividend yield	0%	0%	0%	0%

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

There were no non-employee options granted during the three and six months ended June 30, 2017 and during the three months ended June 30, 2016. The weighted-average grant date fair value of non-employee options granted during the six months ended June 30, 2016 was $5.67. Options and awards to non-employees are recorded at fair value and remeasured at the end of each period.  As of June 30, 2017, the total unrecognized compensation expense related to unvested non-employee options was approximately $0.1 million, which the Company expects to recognize over an estimated weighted average period of 1.34 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from these expectations.

The fair value of stock options for non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Expected term (in years)	8.0-8.9	7.5-9.9	6.7-9.1	7.5-10.0
Expected volatility	81-89%	70-72%	77-91%	69-72%
Risk-free interest rate	2.1-2.3%	1.6-1.8%	2.1-2.4%	1.6-2.1%
Expected dividend yield	0%	0%	0%	0%

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

The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of June 30, 2017, the initial offering periods had not commenced.

8.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2017 and 2016 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

9.	Commitments and Contingencies

In January 2017, the Company entered into a lease agreement for approximately 7,555 square feet of research and development offices in South San Francisco, California with total minimum lease payments of $0.4 million over an approximate three-year term.

In July 2015, the Company entered into a sub-lease agreement for approximately 22,000 square feet of manufacturing space in South San Francisco, California for an initial term that expires in May 2017 with total minimum lease payments due of $0.9 million. In November 2015, the Company purchased an option that was subsequently exercised in May 2016 to enter into a ten-year lease for the existing 22,000 square feet plus approximately 17,000 additional square feet of manufacturing space, which became effective in June 2017. The Company executed the lease extension in January 2017.

The Maugeri agreement (Note 6) requires the Company to pay Maugeri a minimum 0.3 million Euro in 2017 and 2018 for sponsored research services.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

10.Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and six months ended June 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2017	2016

Convertible preferred stock (on an as-if-converted basis)	—	13,820,301
Stock options to purchase common stock	3,561,091	2,279,086
Common stock warrants	9,194	—
	3,570,285	16,099,387

11.Related Party Transactions

There were no related party transactions in the three and six months ended June 30, 2017 and 2016, and in the three months ended June 30, 2016. Aggregate payments in connection with related party transactions totaled approximately $8,000 during the six months ended June 30, 2016 and consisted of cost reimbursements to certain investors.

12.Subsequent Events

In April 2016, the Company entered into a sublease agreement for approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with an initial term that expires in January 2018 with total minimum lease payments of $0.6 million. In July 2017, the Company executed a lease agreement for this space to commence in February 2018 for an eight-year term with minimum lease payments of $13.8 million.

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

Overview

We are a biotechnology company focused on developing and commercializing gene therapy products for patients suffering from serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the affected gene to cells, resulting in production of the normal protein. We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. The Investigational New Drug applications, or INDs, for both AT132 and AT342 are active, and our collaborating institution, the University of Florida, has an active IND to conduct a proof-of-concept study of AT982 delivered via intra-muscular injection in adults with Pompe disease. We are conducting IND-enabling preclinical studies for the systemic administration of AT982 for the treatment of Pompe disease and planning to conduct exploratory preclinical studies evaluating intrathecal delivery of AT982. We plan to file an IND for the systemic administration of AT982 in the first half of 2018. We are also conducting IND-enabling studies of AT307 and plan to file an IND in the fourth quarter of 2017. We expect to have preliminary clinical data from the AT132, AT342 and AT982 programs in the second half of 2017. We maintain full global rights to all our product candidates.

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

We have built our portfolio of product candidates in part by engaging in strategic transactions with third parties. In July 2013, we entered into a license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we obtained intellectual property rights related to AT132 and AT982. In January 2014, we entered into a collaborative development agreement with Genethon, pursuant to which we acquired intellectual property rights related to AT132 in exchange for granting Genethon the exclusive right to manufacture materials for preclinical and early clinical development, subject to Genethon’s ability to supply required quantities in accordance with applicable timelines, and the funding for certain research and development activities related to AT132. In July 2015, we entered into a license with the University of Florida Research Foundation, or UFRF, pursuant to which we obtained intellectual property rights related to AT982. In August 2015, in connection with our acquisition of Cardiogen Sciences, Inc., or Cardiogen, we acquired a license agreement with Fondazione Salvatore Maugeri, or FSM, pursuant to which we obtained a license to FSM’s intellectual property rights related to AT307 and certain other products that we may develop related to the treatment of several additional inherited arrhythmias. That agreement was subsequently amended in May 2017 with FSM’s successor, Instituti Clinici Scientifici Maugeri S.p.A SB, or Maugeri, providing us with rights to develop gene therapies in indications related to CPVT along with an option for development in additional cardiac indications. In November 2015, we entered into two additional license agreements with REGENXBIO, pursuant to which we obtained intellectual property rights related to AT307 and AT342. In May 2016, we entered into a license and collaboration agreement with The Trustees of the University of Pennsylvania, or the University of Pennsylvania, pursuant to which we obtained a license to develop and commercialize a gene therapy product for Crigler-Najjar. Upon execution of the license and collaboration agreement with the University of Pennsylvania, we met the conditions of a contractual milestone under our Crigler-Najjar license agreement with REGENXBIO, and made a required payment of $0.4 million to REGENXBIO. We paid the University of Pennsylvania an upfront fee of $0.5 million, $6.0 million for certain preclinical development activities and a $0.7 million milestone payment as a result of our active IND for AT342. We may be required to make additional milestone payments and pay royalties and other amounts to third parties pursuant to our license and collaboration agreements as we further develop and commercialize our product candidates.

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $59.7 million and $26.5 million for the years ended December 31, 2016 and 2015, respectively, and $40.9 million and $24.6 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $141.3 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock and through the issuance and sale of our common stock pursuant to our initial public offering, or IPO, in July 2016 and our follow-on offering in April 2017. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $145.0 million.

On April 24, 2017, we completed an underwritten public follow-on offering of 5,200,000 shares of common stock. As part of the underwritten public offering, on April 27, 2017 we issued an additional 755,151 shares of common stock representing the underwriters’ exercise of a majority of their option to purchase additional shares. All shares were offered by us at a price to the public of $14.50 per share. The aggregate net proceeds received by us from the offering were $80.6 million, net of underwriting discounts, commissions and offering costs.

On March 7, 2017, we entered into a Loan and Security Agreement with Hercules Capital, Inc., or Hercules, pursuant to which Hercules has made available to us a term loan in an aggregate principal amount of up to $20.0 million. To date, we have not drawn any amounts under the loan agreement. In connection with entry into the loan agreement, we issued a warrant to Hercules exercisable for 9,194 shares of our common stock.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

AT132 direct program costs	$6,649	$4,673	$10,587	$6,227
AT342 direct program costs	1,473	1,464	3,352	2,037
AT982 direct program costs	144	378	37	959
AT307 direct program costs	1,222	14	1,251	191
Personnel, non-program, and unallocated program costs	9,288	5,205	18,136	10,226
Total research and development expenses	$18,776	$11,734	$33,363	$19,640

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

Recent Accounting Pronouncements

Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2016, that are significant to us.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Operating expenses
Research and development	$18,776	$11,734	$7,042
General and administrative	4,065	2,469	1,596
Total operating expenses	22,841	14,203	8,638
Loss from operations	(22,841)	(14,203)	(8,638)
Interest income, net	115	92	23
Other expense, net	(13)	(48)	35
Net loss	$(22,739)	$(14,159)	$(8,580)

Research and Development

Research and development expenses increased by $7.0 million, or 60%, to $18.8 million for the three months ended June 30, 2017. The increase was primarily due to a $2.0 million and $1.2 million increase in expenses related to our AT132 and AT307 programs, respectively, as we conducted additional preclinical studies, increased manufacturing of study materials and consulting costs and incurred initiation costs in preparation for clinical trials, a $1.8 million increase in personnel costs due to increased headcount and a $1.0 million increase for facility costs and depreciation primarily due to increased headcount and investment in manufacturing, a $0.6 million increase for stock-based compensation expense, and a $0.5 million increase for temporary staffing, consulting and non-program specific research expenses. We anticipate research and development expenses will continue to increase as we advance development of all our programs.

General and Administrative

General and administrative expenses increased by $1.6 million, or 65%, to $4.1 million for the three months ended June 30, 2017. The increase was primarily due to a $0.3 million increase in personnel costs and a $0.4 million increase in stock-based compensation expense due to increased headcount, a $0.2 million increase in professional services costs, a $0.1 million increase in facilities-related costs, and a $0.2 million increase in insurance costs. A significant portion of these increases were incurred due to operating as a public company and efforts to achieve and maintain regulatory compliance. We expect to continue to incur additional expenses related to our operations as a public company.

Interest Income, net

Interest income, net increased by $23,000, or 25%, to $115,000 for the three months ended June 30, 2017, as we invested the funds received from our IPO and follow-on offering into short duration fixed-income securities and recognized amortization of deferred financing costs related to our debt financing facility as interest expense.

Comparison of the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Operating expenses
Research and development	$33,363	$19,640	$13,723
General and administrative	7,723	5,101	2,622
Total operating expenses	41,086	24,741	16,345
Loss from operations	(41,086)	(24,741)	(16,345)
Interest income	262	189	73
Other expense, net	(30)	(71)	41
Net loss	$(40,854)	$(24,623)	$(16,231)

Research and Development

Research and development expenses increased by $13.7 million, or 70%, to $33.4 million for the six months ended June 30, 2017. The increase was primarily due to a $4.4 million, $1.3 million and $1.1 million increase in expenses related to our AT132,

AT342 and AT307 programs, respectively, as we conducted additional preclinical studies, increased manufacturing of study materials and consulting fees and incurred initiation costs in preparation for clinical trials, a $4.2 million increase in personnel costs due to increased headcount and a $1.9 million increase for facility costs and depreciation primarily due to increased headcount and investment in manufacturing, a $0.6 million increase in other manufacturing expenses not related to specific programs, and a $1.1 million increase for stock-based compensation expense. These increases were partially offset by a year over year reduction in expenses related to our AT982 program of $0.9 million. We anticipate research and development expenses will continue to increase as we advance development of all our programs.

General and Administrative

General and administrative expenses increased by $2.6 million, or 51%, to $7.7 million for the six months ended June 30, 2017. The increase was primarily due to a $0.6 million increase in personnel costs and a $0.7 million increase in stock-based compensation expense due to increased headcount, a $0.2 million increase in facilities-related costs, a $0.1 million increase in professional services costs, and a $0.4 million increase in insurance costs. Many of these increases were incurred due to operating as a public company and efforts to achieve and maintain regulatory compliance. We expect to continue to incur additional expenses related to our operations as a public company.

Interest Income, net

Interest income, net increased by $0.1 million, or 39%, to $0.3 million for the six months ended June 30, 2017, as we invested funds received from our IPO and follow-on offering into short duration, fixed-income securities and recognized amortization of deferred financing costs related to our debt financing facility as interest expense.

Liquidity, Capital Resources and Plan of Operations

Since our inception in 2012 through June 30, 2017, our operations have been financed solely by net proceeds of $135.8 million from the sale of shares of our convertible preferred stock and $155.8 million from the sale of common stock from our IPO and follow-on offering. As of June 30, 2017, we had $145.0 million in cash, cash equivalents, and short-term investments and an accumulated deficit of $141.3 million.

On April 24, 2017, we completed an underwritten public offering of 5,200,000 shares of common stock. As part of the offering, on April 27, 2017 we issued an additional 755,151 shares of common stock representing the underwriters’ exercise of a majority of their option to purchase additional shares. All shares were offered by us at a price to the public of $14.50 per share. The aggregate net proceeds received by us from the offering were $80.6 million, net of underwriting discounts, commissions and offering costs.

On March 7, 2017, we entered into a Loan and Security Agreement with Hercules, pursuant to which Hercules has made available to us a term loan in an aggregate principal amount of up to $20.0 million. To date, we have not drawn any amounts under the loan agreement. In connection with entry into the loan agreement, we issued a warrant to Hercules exercisable for 9,194 shares of our common stock.

To fund our current operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from our operating activities. Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(38,641)	$(31,176)
Cash used in investing activities	(24,083)	(28,519)
Cash provided by financing activities	80,939	93
Net increase (decrease) in cash and cash equivalents	$18,215	$(59,602)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $38.6 million. Our net loss was $40.9 million, which was partially offset by noncash charges of $4.3 million, consisting primarily of $2.5 million of stock-based compensation expense, $1.5 million of depreciation and amortization expense, and a $0.2 million change in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of an increase in our prepaid expenses, primarily for contractual research and development services, and other current assets by $0.8 million, a $2.0 million increase in long-term deposits and a decrease in our accounts payable and accrued liabilities by a net $0.3 million. In addition, we transferred $0.4 million to restricted cash related to our facility leases.

Cash used in operating activities for the six months ended June 30, 2016 was $31.2 million. Our net loss was $24.6 million which was partially offset by noncash charges of $1.5 million consisting primarily of $0.7 million of stock-based compensation expense, $0.2 million from amortization of discounts on investments, a $0.2 million change in the fair value of the contingent acquisition consideration liability, and $0.3 million of depreciation and amortization expense. The change in our net operating assets and liabilities for the period was due primarily to an increase in prepaid expenses of $4.8 million and a decrease in accounts payable and accrued liabilities of $0.2 million as our operations expanded. In addition, we transferred $4.7 million to restricted cash related to our facility leases.

Cash Flows from Investing Activities

Cash used in investing activities was $24.1 million for the six months ended June 30, 2017, primarily due to the purchases of marketable securities of $70.9 million and purchases of property and equipment of $2.2 million, partially offset by the sale or maturity of marketable securities of $49.0 million.

Cash used in investing activities was $28.5 million for the six months ended June 30, 2016, primarily related to the purchases of marketable securities of $42.0 million and purchases of property and equipment of $8.8 million, partially offset by the maturity or sale of marketable securities of $22.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 and 2016 were related to proceeds from the exercise of stock options of $0.4 million and $0.1 million, respectively. In addition, for the six months ended June 30, 2017, we received $80.6 million in net proceeds from our follow-on offering, net of underwriting discounts, commissions and offering costs.

Off-Balance Sheet Arrangements

At June 30, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Other Commitments

Debt Obligations

On March 7, 2017, we entered into a Loan and Security Agreement with Hercules, pursuant to which Hercules has made available to us a term loan in an aggregate principal amount of up to $20.0 million, which may be drawn at certain times as specified in the Loan Agreement. Any borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of either (i) 7.95% plus the prime rate as reported in the Wall Street Journal minus 3.75%, and (ii) 7.95%. The term loan matures on December 1, 2020. We will begin to repay the aggregate principal amount that is outstanding, if any, in equal monthly installments of principal and interest beginning on July 1, 2018, or if certain clinical development or financing milestones are achieved, beginning on certain dates in 2019, until the term loan maturity or such earlier date when secured obligations are repaid. We may voluntarily prepay the term loan at any time, subject to a 2.0% premium for 12 months and a 1.0% premium after 12 months but prior to 24 months. Certain mandatory prepayments are required upon a Change in Control (as defined in the Loan Agreement). Upon the earliest of full repayment of the term loan, or if no amounts are borrowed, on December 16, 2017, we are required to pay Hercules the greater of $0.2 million or 5.40% of the aggregate amount of any amounts borrowed under the agreement. As of June 30, 2017, we had not borrowed any amounts under the Loan Agreement.

Lease Agreements

In January 2017, we entered into a lease agreement for approximately 7,555 square feet of research and development offices in South San Francisco, California with total minimum lease payments of $0.4 million over an approximately three-year term.

In July 2015, we entered into a sub-lease agreement for approximately 22,000 square feet of manufacturing space in South San Francisco, California for an initial term that expires in May 2017 with total minimum lease payments due of $0.9 million. In November 2015, we purchased an option that was subsequently exercised in May 2016 to enter into a ten-year lease for the existing 22,000 square feet plus approximately 17,000 additional square feet of manufacturing space, which was executed in January 2017 and became effective in June 2017.

In April 2016, we entered into a sublease agreement for approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with an initial term that expires in January 2018 and total minimum lease payments of $0.6 million. In July 2017, we executed a lease agreement for this space to commence in February 2018 for an eight-year term with minimum lease payments of $13.8 million

License and Collaboration Agreements

During the first quarter of fiscal 2017, we entered into a services and collaboration agreement for the treatment of Crigler-Najjar Syndrome related to our AT342 development program. The agreement has a term of ten years and provides that we will pay a specified minimum fee to the service provider for each year that the program is under development that ranges from $0.1 million to $0.4 million per year in addition to payments for services provided. Following commercialization of AT342, we are obligated to pay the service provider a 1% royalty based on net sales, as defined under the agreement, subject to a contractual minimum of $0.2 million during the first three years of commercialization.

During the second quarter of 2017, we entered into an amended license agreement with Instituti Clinici Scientifici Maugeri S.p.A SB, or Maugeri, the successor to Fondazione Salvatore Maugeri, or FSM, related primarily to our CPVT development program. The amended agreement provides for development milestone payments to Maugeri totaling up to 0.6 million Euro and maintains a low single-digit royalty based on net sales as per the original agreement. The amended agreement also provides us with an option to develop gene therapies in additional cardiac indications. In conjunction with the amended license agreement, we also entered into a sponsored research agreement with Maugeri requiring an upfront payment of 0.4 million Euro and a minimum two-year funding commitment for research totaling 0.6 million Euro.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $145.0 million and $104.9 million as of June 30, 2017 and December 31, 2016, respectively, which consisted of bank deposits, money market funds and marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of June 30, 2017 or December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred  during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Product Development and Regulatory Approval

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We remain early in the development efforts of our lead product candidates. We have only recently completed IND-enabling preclinical studies for our AT132 and AT342, and are still conducting IND-enabling preclinical studies for our AT982 and AT307 programs. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our current product candidates, AT132 for X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

The success of our product candidates depends on multiple factors, including:

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
•

successful continued development of our internal manufacturing processes, including process development and scale-up activities to supply drug product for pre-clinical studies, clinical trials and commercial sale

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

We have not tested any of our product candidates in clinical trials. Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials and does not ensure regulatory approval of our product candidates.

Though viral vectors similar to ours have been evaluated by others in clinical trials, our product candidates have never been evaluated in human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and preliminary positive results we may observe may not be confirmed upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of results from our future clinical trials in humans.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. Our product candidates may fail in late-stage clinical development if they do not show the desired safety and efficacy, even if they have successfully advanced through initial clinical trials. In addition, data obtained from preclinical and clinical studies are subject to varying interpretations. If agencies such as the FDA or EMA interpret data from our development programs differently than we do, the regulatory approval of our product candidates may be delayed, limited or prevented.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate for licensure. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

Regulatory authorities also may approve a product candidate for more limited indications than requested, or they may impose significant limitations in the form of narrow indications, warnings or a Risk Evaluation and Mitigation Strategy, or REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.

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

The FDA, NIH, other regulatory agencies at both the federal and state level in the United States, U.S. congressional committees, and the EMA and other foreign governments, have expressed interest in further regulating the biotechnology industry, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Any such further regulation may delay or prevent commercialization of some or all of our product candidates. For example, in 1999, a patient died during a gene therapy clinical trial that utilized an adenovirus vector and it was later discovered that adenoviruses could generate an extreme immune system reaction that can be life-threatening. In January 2000, the FDA halted that trial and began investigating 69 other gene therapy trials underway in the United States, 13 of which required remedial action. In 2003, the FDA suspended 27 additional gene therapy trials involving several hundred patients after learning that some patients treated in a clinical trial in France had subsequently developed leukemia. While the new AAV vectors that we use across our portfolio of product candidates have been developed to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop.

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. Our planned clinical trials may be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC, even though none have been required to date. As of April 2016, the new NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (IRB or the Institutional Biosafety Committee, or IBC,) to request a public RAC review based on their own review of the protocol and NIH requirements.  Regardless of the request for public review, NIH makes their own assessment as to whether the protocol would significantly benefit from a public RAC review. The NIH’s recommendations are shared with the FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body approval can be issued. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

Delays or disruptions in our manufacturing process development and operations may delay or disrupt our development and commercialization efforts. To date, no gene therapy product has received approval from the FDA so the requirements for the manufacture of a gene therapy product are uncertain.

We have invested in our own state-of-the-art cGMP manufacturing facility in South San Francisco, California.  In this new facility, we are developing and implementing novel production technologies to supply our planned pre-clinical and clinical trials. We are currently manufacturing the clinical supply for ASPIRO, the phase 1/2 study of AT132, and VALENS, the phase 1/2 study of AT342, in our internal manufacturing facility. The IND we submitted for AT342 included a description of a manufacturing process and drug product that was manufactured by an external CMO.  Before we may use drug product manufactured in our own facility to dose subjects in VALENS, we will need to submit an IND amendment to the FDA notifying the change to our internal manufacturing process and facility and provide data that shows that internally manufactured AT342 drug product is comparable to AT342 produced by the external CMO. We plan to submit this IND amendment after completion of additional preclinical studies to confirm similar pharmacologic activity and safety between externally and internally manufactured AT342 drug product. If the FDA does not agree with our assessment of new data contained in the planned IND amendment, we may experience a delay in the planned initiation of VALENS. The drug product planned to be used in the investigator sponsored proof-of-concept study of AT982 has been manufactured by the University of Florida in a facility that we believe complies with cGMPs.

Before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our gene therapy product candidates meet applicable requirements, and in the EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. Because no gene therapy product has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

We expect that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes and allow for better long-term margins. However, we have limited experience as a company in developing a manufacturing facility and there exist only a small number of CMOs with the experience necessary to manufacture our product candidates. We may have difficulty hiring experts for internal manufacturing or finding and maintaining relationships with external CMOs and, accordingly, our production capacity could be limited. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before any of our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMPs and other regulations, and perform extensive audits of vendors, contract laboratories and suppliers. If we, or any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMPs or other regulations, we may experience delays or disruptions in manufacturing while we work to remedy the noncompliance or while we work to identify suitable replacement vendors. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Any of these challenges could delay initiation of, or completion of, clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

As discussed above, there have been several significant adverse side effects in prior clinical trials of gene therapy product candidates, including reported cases of leukemia and death seen in other trials using other vectors. While new AAV vectors have been developed to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

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

We may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, for AT132, AT342, AT982 and AT307, and may be unsuccessful in obtaining Orphan Drug Designation or transfer of designations obtained by others for future product candidates.

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

We rely on third parties to conduct our preclinical and clinical studies, and rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

Although we have recruited a team that has experience with clinical trials, as a company we have limited experience in conducting clinical trials. Moreover, we do not have the ability to independently conduct preclinical studies and clinical trials, and we have relied upon, and plan to continue to rely upon medical institutions, clinical investigators, contract laboratories and other third parties, or our CROs, to conduct preclinical studies and clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Although we intend to design our planned clinical trials for our product candidates, for the foreseeable future CROs will conduct all of our planned clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct preclinical studies and clinical trials will also result in less day-to-day control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff.

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

Despite having our own internal cGMP manufacturing capability, we may on occasion utilize third-party manufacturers. Third-party manufacturers may not have the experience or ability to produce our product candidates at clinical or commercial scales within our planned timeframe and cost parameters, and such manufacturers may run into technical or scientific issues that we may be unable to resolve in a timely manner or with available funds. Additionally, the manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and other relevant regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Third-party manufacturers’ must demonstrate to the FDA that they can make the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any third-party manufacturer fails to comply with FDA or applicable non-U.S. regulatory requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.

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

For the treatment of XLMTM, Valerion Therapeutics, LLC, or Valerion, is studying VAL-0620, a fusion protein consisting of an antibody linked to MTM1. Preclinical evaluation of this approach in the MTM1 murine model demonstrated improvements in both muscle structure and function, as reported in a 2013 publication. Working in collaboration with IONIS Pharmaceuticals, Inc., Dynacure S.A.S., or Dynacure, is studying Dyn101, an antisense oligonucleotide designed to downregulate the expression of the DNM2 protein as a potential treatment for centronuclear myopathies. Preclinical evaluation of this approach in a MTM1 knockout mouse model demonstrated a reduction of DNM2 protein expression in muscle, correction of muscle pathology and extended lifespan of affected mice. Neither the Valerion or Dynacure programs have been reported to have progressed to clinical development.

For the treatment of Crigler-Najjar, the current standard of care is phototherapy, and upon disease progression, liver transplant. There are currently no products approved specifically for the treatment of Crigler-Najjar. Genethon, a French not-for-profit organization, is developing an AAV-UGT1A1 gene therapy for the treatment of Crigler-Najjar syndrome, and has announced plans to initiate clinical development. Promethera has received orphan drug designation from the FDA and European Commission for the treatment of Crigler-Najjar syndrome for HepaStem, a product that comprises heterologous human adult liver progenitor cells. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar syndrome or ornithine transcarbamylase deficiency. No further development in Crigler-Najjar syndrome has been announced for HepaStem. Additionally, Alexion and Moderna had been collaborating to develop a messenger RNA product candidate for the treatment of Crigler-Najjar. The collaboration has been terminated and it is unknown whether Moderna will continue development of this program on its own .

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

For the treatment of CASQ2-CPVT, patients commonly receive nadolol or propranolol as first-line treatment, sometimes with the addition of a calcium channel blocker. Flecainide, a sodium channel blocker, beta-blockers, and implantable cardioverter defibrillators, are also used in the treatment of CASQ2-CPVT. Although infrequent, refractory cases may receive a heart transplant. There are no known investigational therapies in development for CASQ2-CPVT.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product label. We cannot guarantee that even if we are successful in obtaining FDA approvals to commercialize our products, we will be able to secure reimbursement for all patients for whom treatment with our products is indicated.

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

We have in the past, and may in the future, decide to collaborate with non-profit organizations, universities, pharmaceutical and biotechnology companies for the development and potential commercialization of existing and new product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We are an early-stage biotechnology company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates, and have funded our operations to date through proceeds from sales of our preferred stock.

We have incurred net losses in each year since our inception. We incurred a net loss of $40.9 million and $24.6 million for the six months ended June 30, 2017 and 2016 , respectively. As of June 30, 2017, we had an accumulated deficit of $141.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2017, our cash, cash equivalents and short-term investments were $145.0 million.

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

We are an early-stage biotechnology company formed in November 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying potential product candidates, undertaking research and preclinical studies of our product candidates, manufacturing, and establishing licensing arrangements. We have not yet demonstrated the ability to complete and report clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect will increase after we are no longer an “emerging growth company.” In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market LLC, or NASDAQ, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Furthermore, as of December 31, 2017, we will become an “accelerated filer” and will be required to file our annual report and quarterly reports more quickly than we currently file them, which may require us to dedicate additional resources to the timely filing of such reports. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

AUDENTES THERAPEUTICS, INC.

Date:	August 10, 2017	By:	/s/ Matthew Patterson
Matthew Patterson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2017	By:	/s/ Thomas Soloway
Thomas Soloway
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Lease, dated July 12, 2017, by and between the Registrant and Britannia Gateway II Limited Partnership.				X
10.2†	Amended and Restated License Agreement, dated May 4, 2017, by and between the Registrant and Istituti Clinici Scientifici Maugeria S.p.A. SB (assignee of Fondazione Salvatore Maugeri).				X
10.3†	Third Amendment to Exclusive License and Collaboration Agreement, effective July 14, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Exchange Act.