Form 10-Q
period 2017-09-30
Audentes Therapeutics, Inc.
filed 2017-11-14
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 29,855,358 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30, 2017	December 31, 2016
Assets	Unaudited
Current assets:
Cash and cash equivalents	$53,531	$36,359
Short-term investments	102,514	68,524
Restricted cash	820	730
Prepaid expenses and other current assets	3,667	2,824
Total current assets	160,532	108,437
Restricted cash - long-term	3,280	3,020
Property and equipment, net	22,759	18,936
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	2,045	33
Total assets	$200,247	$142,057
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,656	$2,424
Accrued liabilities	8,505	9,871
Deferred rent	175	265
Total current liabilities	13,336	12,560
Deferred rent and asset retirement obligation - long-term	3,789	2,486
Contingent acquisition consideration payable	4,540	4,380
Deferred tax liability, net	3,260	3,260
Total liabilities	24,925	22,686
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 29,733,838 and 21,731,259 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	341,613	219,811
Accumulated deficit	(166,274)	(100,411)
Accumulated other comprehensive loss	(17)	(29)
Total stockholders' equity	175,322	119,371
Total liabilities and stockholders' equity	$200,247	$142,057

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Unaudited
Operating expenses:
Research and development	$20,868	$12,531	$54,231	$32,171
General and administrative	4,342	2,942	12,065	8,043
Total operating expenses	25,210	15,473	66,296	40,214
Loss from operations	(25,210)	(15,473)	(66,296)	(40,214)
Interest income, net	221	116	483	305
Other expense, net	(20)	(12)	(50)	(83)
Net loss	(25,009)	(15,369)	(65,863)	(39,992)
Unrealized gains (losses) on short-term investments	20	(4)	12	9
Comprehensive loss	$(24,989)	$(15,373)	$(65,851)	$(39,983)
Net loss per share, basic and diluted	$(0.88)	$(0.94)	$(2.59)	$(5.74)
Weighted-average number of shares used in computing net loss per share, basic and diluted	28,388,145	16,423,894	25,476,261	6,962,446

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
	Unaudited
Cash flows from operating activities:
Net loss	$(65,863)	$(39,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,410	932
Stock-based compensation	4,053	1,306
(Accretion of discount) amortization of premium on investments	(174)	202
Accretion of asset retirement obligation	26	101
Change in fair value of contingent acquisition consideration payable	160	296
Other	246	66
Changes in operating assets and liabilities:
Restricted cash	(350)	(512)
Prepaid expenses and other current assets	(976)	(1,091)
Other assets	(2,000)	68
Accounts payable	1,211	(1,071)
Accrued liabilities	(1,547)	1,218
Deferred rent	1,187	1,494
Net cash used in operating activities	(61,617)	(36,983)
Cash flows from investing activities:
Purchases of property and equipment	(5,031)	(14,357)
Proceeds from sales of property and equipment	—	15
Proceeds from sales and maturities of marketable securities	83,528	43,797
Purchases of marketable securities	(117,374)	(52,813)
Net cash used in investing activities	(38,877)	(23,358)
Cash flows from financing activities:
Proceeds from exercise of stock options	643	142
Proceeds from issuance of common stock, net of offering costs	117,023	75,208
Net cash provided by financing activities	117,666	75,350
Net increase in cash and cash equivalents	17,172	15,009
Cash and cash equivalents at beginning of period	36,359	72,058
Cash and cash equivalents at end of period	$53,531	$87,067
Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$1,158	$2,493
Issuance of common stock warrant related to debt financing facility	$83	$—
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$—	$135,750
Deferred financing costs for initial public offering	$—	$2,333

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Public Offerings

On August 8, 2017, the Company filed a universal shelf registration statement to offer up to $250.0 million of its securities. Pursuant to the registration statement, the Company entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $75.0 million. The registration statement was declared effective by the Securities and Exchange Commission, or the SEC, on August 23, 2017. During the three months ended September 30, 2017, the Company sold 1,867,920 shares of common stock under the ATM for aggregate net proceeds of $36.4 million. In October 2017, the Company sold 110,441 additional shares of common stock under the ATM for aggregate net proceeds of $2.7 million.

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

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success largely depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and as of September 30, 2017 had an accumulated deficit of $166.3 million. The Company intends to raise additional capital through the issuance of additional equity, borrowing under debt arrangements, or potentially through strategic alliances with partner companies. If additional financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the nine months ended September 30, 2017, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. It also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to account for forfeitures by estimating the number of awards that are expected to vest. Prior to the adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, there were no exclusions of windfall deductions for federal or state purposes that required recording during the nine months ended September 30, 2017.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is January 1, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. It is the Company’s expectation that adoption of the pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of leases with terms of 12 months or less) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This will apply to the Company on January 1, 2019. Early adoption is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company continues to evaluate the impact that the standard will have on its consolidated financial statements and related disclosures. It is the Company’s expectation that adoption of the pronouncement will have a material impact to its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. It also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. It is the Company’s expectation that adoption of the pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. This amended guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. It is the Company’s expectation that adoption of the pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under ASU 2016-18, the statement of cash flows will show the changes in the total cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to or from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to amounts in the balance sheet and disclose the nature of any restriction on its cash, cash equivalents or amounts generally described as restricted cash. This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The guidance will be applied retrospectively. If it is impractical for an entity to do so, the entity will apply the guidance prospectively as of the earliest date that is practicable. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. It is the Company’s expectation that adoption of the pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. In addition, ASU 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. It is the Company’s expectation that adoption of the pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

3.	Short-Term Investments

Available-for-sale securities are as follows:

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Commercial paper	$54,009	$—	$—	$54,009
Corporate securities	19,567	—	(10)	$19,557
U.S. treasury bills	4,974	—	—	$4,974
U.S. government agency securities	23,980	—	(6)	$23,974
Total available-for-sale securities	$102,530	$—	$(16)	$102,514

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(in thousands)
Commercial paper	$26,931	$—	$—	$26,931
Corporate securities	19,601	—	(23)	19,578
U.S. government agency securities	22,021	—	(6)	22,015
Total available-for-sale securities	$68,553	$—	$(29)	$68,524

All available-for-sale securities as of September 30, 2017 and December 31, 2016 had maturities of less than a year.

4.	Fair Value Measurements

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

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	September 30, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$28,678	$28,678	$—	$—
Commercial paper	65,988	—	65,988	—
Corporate securities	19,557	—	19,557	—
U.S. treasury bills	4,973	—	4,973	—
U.S. government agency securities	23,974	—	23,974	—
Total financial assets	$143,170	$28,678	$114,492	$—

	December 31, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$26,439	$26,439	$—	$—
Commercial paper	29,428	—	29,428	—
Corporate securities	19,578	—	19,578	—
Agency discount instruments	2,998	—	2,998	—
U.S. government agency securities	22,015	—	22,015	—
Total financial assets	$100,458	$26,439	$74,019	$—

The total financial assets listed above do not included cash held in the Company’s primary operating bank accounts of $12.9 million and $4.4 million as of September 30, 2017 and December 31, 2016, respectively.

Liabilities Measured at Fair Value

The Company’s financial liabilities are valued based upon observable inputs when available or upon estimates made by management. The following tables set forth the fair value of the Company’s financial liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent acquisition consideration payable	$4,540	$—	$—	$4,540
Asset retirement obligation	735	—	—	735
Total financial liabilities	$5,275	$—	$—	$5,275

	December 31, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Contingent acquisition consideration payable	$4,380	$—	$—	$4,380
Asset retirement obligation	709	—	—	709
Total financial liabilities	$5,089	$—	$—	$5,089

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

The following is a summary of the contingent acquisition consideration payable, recorded as a non-current liability in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2016	$4,380
Change in fair value of contingent acquisition consideration payable	160
Balance, September 30, 2017	$4,540

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

Amount
(in thousands)
Balance, December 31, 2016	$709
Asset retirement obligation accretion expense	26
Balance, September 30, 2017	$735

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Furniture and office equipment	$1,049	$624
Computer equipment	98	77
Software	288	175
Leasehold improvements	13,346	11,568
Laboratory equipment	4,860	2,974
Manufacturing equipment	5,822	5,200
Construction in progress and deposits on equipment	1,411	25
Total property and equipment	26,874	20,643
Less accumulated depreciation and amortization	(4,115)	(1,707)
Property and equipment, net	$22,759	$18,936

Property and equipment depreciation expense for the three months ended September 30, 2017 and 2016 was $0.9 million and $0.6 million, respectively. Property and equipment depreciation expense for the nine months ended September 30, 2017 and 2016 was $2.4 million and $1.0 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued payroll and related expenses	$4,111	$3,164
Accrued research and development expenses	4,051	6,169
Accrued professional services	144	386
Other	199	152
Total accrued liabilities	$8,505	$9,871

Facility Lease Obligations

Long-term deferred rent and asset retirement obligations consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Deferred rent	$3,054	$1,777
Asset retirement obligation	735	709
	$3,789	$2,486

Hercules Loan Agreement

On March 7, 2017, the Company entered into a Loan and Security Agreement for an option to borrow funds pursuant to a term loan in an aggregate principal amount of up to $20.0 million. Under the terms of the agreement, through September 15, 2017, the Company could borrow up to an aggregate of $10 million, but could not borrow more than an aggregate of $5 million from June 15, 2017 to September 15, 2017. In addition, beginning on the date the Company initiates enrollment in Phase 1/2 clinical trials for AT132 and AT342 under U.S. Investigational New Drug applications and continuing through December 15, 2017, the Company may borrow up to an additional $10 million. Through September 15, 2017, the Company made no borrowings under the Loan and Security Agreement.

Any borrowings made pursuant to the Loan and Security Agreement will bear interest at a rate equal to the greater of either (i) 7.95% plus the prime rate as reported in the Wall Street Journal minus 3.75%, and (ii) 7.95%. The term loan matures on December 1, 2020. The Company is required to begin repayment of any outstanding the aggregate principal amount in equal monthly installments of principal and interest beginning on July 1, 2018, or if certain clinical development or financing milestones are achieved, beginning on certain dates in 2019, until the term loan maturity or such earlier date when secured obligations are repaid. The Company may voluntarily prepay any outstanding balance at any time, subject to a 2.0% premium for 12 months and a 1.0% premium after 12 months but prior to 24 months. Certain mandatory prepayments are required upon a Change in Control (as defined in the Loan and Security Agreement). Upon the earliest of full repayment of the term loan, or if no term loan is made, on December 16, 2017, the Company shall pay Hercules the greater of $0.2 million or 5.40% of the aggregate amount borrowed under the agreement.

The Loan and Security Agreement requires the Company to maintain certain covenants, including those that require it to provide the Lender with certain financial and other information and pay taxes, and restrict its ability to incur other indebtedness, dispose of collateral, make certain investments and distribution, declare dividends, transfer certain assets, merge with other entities, change its name or jurisdiction, maintain certain deposit accounts or take certain actions with respect to subsidiaries. The Company’s obligations under the Loan Agreement are secured by substantially all of its assets, which do not include, among certain other items, its intellectual property.

In connection with the Loan and Security Agreement, the Company issued a warrant to Hercules Technology, exercisable for 9,194 shares of the Company’s common stock at an exercise price of $15.13. The warrant is immediately exercisable through the earlier of (i) March 7, 2022 and (ii) the consummation of certain acquisition transactions involving it as set forth in the warrant. The number of shares for which the warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the warrant.

Related to the Loan and Security Agreement, the Company recorded deferred financing costs of $0.3 million, which are being amortized through December 16, 2017. During the three and nine months ended September 30, 2017, the Company recorded interest expense aggregating $0.2 million and $0.4 million, respectively, related to the warrants and deferred financing cost amortization.

6.	License and Collaboration Agreements

During the third quarter of 2017, the Company made two milestone payments aggregating $0.6 million as a result of first dosing of a human patient in a clinical trial for the AT132 program.

During the second quarter of 2017, the Company entered into an amended license agreement with Istituti Clinici Scientifici Maugeri S.p.A SB, or ICSM, the successor to Fondazione Salvatore Maugeri, or FSM, related primarily to the Company’s CPVT development program. The amended agreement provides for development milestone payments to ICSM totaling up to 0.6 million Euro and maintains a low single-digit royalty based on net sales as per the original agreement. The amended agreement also provides the Company with an option to develop gene therapies in additional cardiac indications. In conjunction with the amended license agreement, the Company also entered into a sponsored research agreement with ICSM requiring an upfront payment of 0.4 million Euro and a minimum two-year funding commitment for research totaling 0.6 million Euro.

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

7.Stock Compensation

Stock-based compensation expense by category was as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$956	$341	$2,321	$622
General and administrative	574	258	1,732	684
Total stock-based compensation expense	$1,530	$599	$4,053	$1,306
Employees	$1,492	$563	$3,951	$1,215
Non-employees	38	36	102	91
Total stock-based compensation expense	$1,530	$599	$4,053	$1,306

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

A total of 1,500,000 shares were reserved for issuance under the 2016 Plan in addition to the 705,862 shares rolled into the 2016 Plan from the 2012 Plan. At September 30, 2017, 1,643,748 shares were available for future grant. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. On January 1, 2017, 1,086,562 additional shares were added to the 2016 Plan reserve for issuance per this provision. Under the terms of the 2016 Plan, in general, options will vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The term of options granted under the 2016 Plan is limited to ten years.

The following table summarizes option activity for the nine months ended September 30, 2017:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2016	1,891,092	2,534,622	$5.60	8.50	$32,126
Increase to authorized shares	1,086,562	—	—
Options granted	(1,438,150)	1,438,150	$16.94
Options exercised	—	(179,508)	$3.58
Options forfeited	104,244	(104,244)	$12.68
Balance, September 30, 2017	1,643,748	3,689,020	$9.92	8.24	$66,742
Exercisable, September 30, 2017		1,394,703	$5.47	7.37	$31,431
Vested and expected to vest, September 30, 2017		3,451,428	$9.57	8.19	$63,636

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2017. During the nine months ended September 30, 2017, options to purchase 179,508 shares of common stock with an intrinsic value of approximately $3.0 million were exercised, generating approximately $0.6 million of cash received.

The weighted average grant date fair value of employee options granted during the three months ended September 30, 2017 and 2016 was $15.49 and $9.29 per share, respectively. The weighted average grant date fair value of employee options granted during the nine months ended September 30, 2017 and 2016 was $11.48 and $7.06, respectively. As of September 30, 2017, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $15.8 million, which the Company expects to recognize over an estimated weighted average period of 2.75 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from these expectations.

The fair value of stock options granted to employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	6.0-6.1	5.5-6.1	5.8-6.1	5.5-6.1
Expected volatility	76-77%	68-70%	76-78%	68-70%
Risk-free interest rate	1.9-2.0%	1.2-1.3%	1.9-2.2%	1.2-1.5%
Expected dividend yield	0%	0%	0%	0%

There were no non-employee options granted during the three and nine months ended September 30, 2017 and during the three months ended September 30, 2016. The weighted-average grant date fair value of non-employee options granted during the nine months ended September 30, 2016 was $7.06. Options and awards to non-employees are recorded at fair value and remeasured at the end of each period.  As of September 30, 2017, the total unrecognized compensation expense related to unvested non-employee options was approximately $0.1 million, which the Company expects to recognize over an estimated weighted average period of 1.14 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from these expectations.

The fair value of stock options for non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Expected term (in years)	7.8-8.6	7.2-9.6	6.7-9.1	7.2-10.0
Expected volatility	76-90%	68-73%	76-91%	68-73%
Risk-free interest rate	2.0-2.2%	1.3-1.6%	2.0-2.4%	1.3-2.1%
Expected dividend yield	0%	0%	0%	0%

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

The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of September 30, 2017, the initial offering periods had not commenced.

8.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2017 and 2016 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

9.	Commitments and Contingencies

The ICSM agreement (see Note 6) requires the Company to pay ICSM a minimum 0.3 million Euro in 2017 and 2018 for sponsored research services.

In January 2017, the Company entered into a lease agreement for approximately 7,555 square feet of research and development office space in South San Francisco, California with total minimum lease payments of $0.4 million over an approximate three-year term.

In July 2015, the Company entered into a sub-lease agreement for approximately 22,000 square feet of manufacturing space in South San Francisco, California for an initial term that expired in May 2017 with total minimum lease payments of $0.9 million. In November 2015, the Company purchased an option that was subsequently exercised in May 2016 to enter into a ten-year lease for the existing 22,000 square feet plus approximately 17,000 additional square feet of manufacturing space, which became effective in June 2017. The Company executed the lease extension in January 2017.

In April 2016, the Company entered into a sublease agreement for approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with an initial term that expires in January 2018 with total minimum lease payments of $0.6 million. In July 2017, the Company executed a long-term lease agreement for this space to commence in February 2018 for an eight-year term with minimum lease payments of $13.5 million.

As of September 30, 2017, future minimum lease payments under non-cancelable operating leases are as follows:

Amount
(in thousands)
2018	$3,638
2019	4,526
2020	4,669
2021	4,815
2022	4,846
Thereafter	11,659
Total minimum lease payments	$34,153

10.	Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and nine months ended September 30, 2017 and 2016, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2017	2016

Stock options to purchase common stock	3,689,020	2,506,208
Common stock warrants	9,194	—
	3,698,214	2,506,208

11.	Related Party Transactions

There were no related party transactions in the three and nine months ended September 30, 2017, and in the three months ended September 30, 2016. Aggregate payments in connection with related party transactions totaled approximately $8,000 during the nine months ended September 30, 2016 and consisted of cost reimbursements to certain investors.

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

Overview

We are a clinical stage biotechnology company focused on developing and commercializing gene therapy products for patients suffering from serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the affected gene to cells, resulting in production of the normal protein. We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have initiated a Phase 1/2 clinical study of AT132 and plan to dose the first patient in a Phase 1/2 clinical study of AT342 in the first quarter of 2018. We are conducting IND-enabling preclinical studies for the systemic administration of AT307 for the treatment of CASQ2-CPVT, for which we plan to file an IND in the first quarter of 2018, and AT982 for the treatment of Pompe disease, for which we plan to file an IND in the first half of 2018. We maintain full global rights to all our product candidates.

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

We have built our portfolio of product candidates in part by engaging in strategic transactions with third parties. In July 2013, we entered into a license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we obtained intellectual property rights related to AT132 and AT982. In January 2014, we entered into a collaborative development agreement with Genethon, pursuant to which we acquired intellectual property rights related to AT132 in exchange for granting Genethon the exclusive right to manufacture materials for preclinical and early clinical development, subject to Genethon’s ability to supply required quantities in accordance with applicable timelines, and the funding for certain research and development activities related to AT132. In July 2015, we entered into a license with the University of Florida Research Foundation, or UFRF, pursuant to which we obtained intellectual property rights related to AT982. In August 2015, in connection with our acquisition of Cardiogen Sciences, Inc., or Cardiogen, we acquired a license agreement with Fondazione Salvatore Maugeri, or FSM, pursuant to which we obtained a license to FSM’s intellectual property rights related to AT307 and certain other products that we may develop related to the treatment of several additional inherited arrhythmias. That agreement was subsequently amended in May 2017 with FSM’s successor, Istituti Clinici Scientifici Maugeri S.p.A SB, or ICSM, providing us with rights to develop gene therapies in indications related to CPVT along with an option for development in additional cardiac indications. In November 2015, we entered into two additional license agreements with REGENXBIO, pursuant to which we obtained intellectual property rights related to AT307 and AT342. In May 2016, we entered into a license and collaboration agreement with The Trustees of the University of Pennsylvania, or the University of Pennsylvania, pursuant to which we obtained a license to develop and commercialize a gene therapy product for Crigler-Najjar.

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $59.7 million and $26.5 million for the years ended December 31, 2016 and 2015, respectively, and $65.9 million and $40.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $166.3 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock and through the issuance and sale of our common stock pursuant to our initial public offering, or IPO, in July 2016, our follow-on offering in April 2017 and pursuant to an “at-the-market” program and sales agreement, or ATM, we entered into with Cowen and Company, LLC, or Cowen beginning August 2017. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $156.0 million.

In August 2017, we entered into an ATM with Cowen, under which we may, from time to time, offer and sell common stock having an aggregate offering price of up to $75.0 million. During the three months ended September 30, 2017, we sold 1,867,920 shares of common stock under the ATM for aggregate net proceeds of $36.4 million. In October 2017, we sold 110,441 additional shares of common stock under the ATM for aggregate net proceeds of $2.7 million.

On April 24, 2017, we completed an underwritten public follow-on offering of 5,200,000 shares of common stock. As part of the underwritten public offering, on April 27, 2017 we issued an additional 755,151 shares of common stock representing the underwriters’ exercise of a majority of their option to purchase additional shares. All shares were offered at a price to the public of $14.50 per share. The aggregate net proceeds received by us from the offering were $80.6 million, net of underwriting discounts, commissions and offering costs.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
AT132 direct program costs	$7,230	$3,952	$17,816	$10,161
AT342 direct program costs	1,523	1,209	4,874	3,221
AT982 direct program costs	271	655	307	1,614
AT307 direct program costs	1,242	104	2,494	294
Personnel, non-program, and unallocated program costs	10,602	6,611	28,740	16,881
Total research and development expenses	$20,868	$12,531	$54,231	$32,171

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we continue to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

Other Income (Expense), net

Other income (expense), net consists of foreign currency transaction gains and losses and custody and maintenance fees on our investment accounts.

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

There have been no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2016, that are significant to us.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Operating expenses
Research and development	$20,868	$12,531	$8,337
General and administrative	4,342	2,942	1,400
Total operating expenses	25,210	15,473	9,737
Loss from operations	(25,210)	(15,473)	(9,737)
Interest income, net	221	116	105
Other expense, net	(20)	(12)	(8)
Net loss	$(25,009)	$(15,369)	$(9,640)

Research and Development

Research and development expenses increased by $8.3 million, or 67%, to $20.9 million for the three months ended September 30, 2017. The increase was primarily due to a $3.3 million and $1.1 million increase in expenses related to our AT132 and AT307 programs, respectively, as we increased manufacturing of study materials, incurred clinical trial costs and recorded milestone payments as a result of entering clinical trials for AT132; a $2.2 million increase in personnel costs due to increased headcount; a $0.6 million increase for facility costs and depreciation expense primarily due to increased headcount and investments in manufacturing; a $0.6 million increase for stock-based compensation expense; and a $0.6 million increase for temporary staffing, consulting and non-program specific research expenses. We anticipate that our research and development expenses will continue to increase as we advance development of all our programs.

General and Administrative

General and administrative expenses increased by $1.4 million, or 48%, to $4.3 million for the three months ended September 30, 2017. The increase was primarily due to a $0.5 million increase in personnel costs and a $0.3 million increase in stock-based compensation expense due to increased headcount; a $0.2 million increase in professional services costs; and a $0.2 million increase in facilities-related costs. A significant portion of these increases were incurred due to us operating as a public company and towards our efforts to achieve and maintain regulatory compliance. We expect to continue to incur similar expenses related to our public company compliance efforts.

Interest Income, net

Interest income, net increased by $0.1 million, or 91%, to $0.2 million for the three months ended September 30, 2017, as we invested the funds received from our IPO, our follow-on offering and the ATM into short duration fixed-income securities, while recognizing amortization of deferred financing costs related to our debt financing facility as interest expense.

Comparison of the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Operating expenses
Research and development	$54,231	$32,171	$22,060
General and administrative	12,065	8,043	4,022
Total operating expenses	66,296	40,214	26,082
Loss from operations	(66,296)	(40,214)	(26,082)
Interest income	483	305	178
Other expense, net	(50)	(83)	33
Net loss	$(65,863)	$(39,992)	$(25,871)

Research and Development

Research and development expenses increased by $22.1 million, or 69%, to $54.2 million for the nine months ended September 30, 2017. The increase was primarily due to a $7.7 million, $2.2 million and $1.7 million increase in expenses related to our AT132, AT307 and AT342 programs, respectively, as we conducted additional preclinical studies, increased manufacturing of study materials and incurred consulting fees and clinical trial costs; a $6.4 million increase in personnel costs due to increased headcount; a $2.6 million increase for facility costs and depreciation expense primarily due to increased headcount and investment in manufacturing; a $1.2 million increase in other research and manufacturing expenses not related to specific programs; and a $1.7 million increase for stock-based compensation expense. These increases were partially offset by a year-over-year reduction in expenses related to our AT982 program of $1.3 million. We anticipate our research and development expenses will continue to increase as we advance development of all our programs.

General and Administrative

General and administrative expenses increased by $4.0 million, or 50%, to $12.1 million for the nine months ended September 30, 2017. The increase was primarily due to a $1.0 million increase in personnel costs and a $1.1 million increase in stock-based compensation expense due to increased headcount, a $0.6 million increase in facilities-related costs, a $0.4 million increase in professional services costs, and a $0.4 million increase in insurance costs. Many of these increases were incurred due to us operating as a public company and towards our efforts to achieve and maintain regulatory compliance. We expect to continue to incur similar expenses related to our public company compliance efforts.

Interest Income, net

Interest income, net increased by $0.2 million, or 58%, to $0.5 million for the nine months ended September 30, 2017, as we invested our cash resources into short duration, fixed-income securities, while recognizing amortization of deferred financing costs related to our debt financing facility as interest expense.

Liquidity, Capital Resources and Plan of Operations

Since our inception in 2012 through September 30, 2017, our operations have been financed solely by net proceeds of $135.8 million from the sale of shares of our convertible preferred stock, $155.8 million from the sale of common stock from our IPO and our follow-on offering, and $36.4 million from the ATM arrangement with Cowen. As of September 30, 2017, we had $156.0 million in cash, cash equivalents, and short-term investments and an accumulated deficit of $166.3 million.

On August 8, 2017, we filed a universal shelf registration statement to offer up to $250.0 million of its securities. Pursuant to the registration statement, we entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $75.0 million. The registration statement was declared effective by the Securities and Exchange Commission, or the SEC, on August 23, 2017. During the three months ended September 30, 2017, the Company sold 1,867,920 shares of common stock under the ATM for aggregate net proceeds of $36.4 million. In October 2017, the Company sold 110,441 additional shares of common stock under the ATM for aggregate net proceeds of $2.7 million.

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

On March 7, 2017, we entered into a Loan and Security Agreement with Hercules Capital Inc., or Hercules, pursuant to which Hercules has made available to us a term loan in an aggregate principal amount of up to $20.0 million. As of September 30, 2017, we have made no borrowings under the Loan and Security Agreement. In connection with entry into the agreement, we issued a warrant to Hercules exercisable for 9,194 shares of our common stock.

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

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. We currently have no credit facility or committed sources of capital, other than the Hercules loan arrangement. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

We will need to raise additional capital to fund our operations and funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to raise capital, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute our business plans.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(61,617)	$(36,983)
Cash used in investing activities	(38,877)	(23,358)
Cash provided by financing activities	117,666	75,350
Net increase in cash and cash equivalents	$17,172	$15,009

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 was $61.6 million. Our net loss was $65.9 million, which was partially offset by noncash charges of $6.7 million consisting primarily of $4.1 million of stock-based compensation expense, $2.4 million of depreciation and amortization expense, and a $0.2 million change in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of an increase in our prepaid expenses, primarily for contractual research and development services, and other current assets by $0.9 million; a $2.0 million increase in long-term deposits; and a decrease in our accounts payable and accrued liabilities by a net $0.3 million. In addition, we transferred $0.4 million to restricted cash related to our facility leases.

Cash used in operating activities for the nine months ended September 30, 2016 was $37.0 million. Our net loss was $40.0 million, which was partially offset by noncash charges of $2.9 million consisting primarily of $1.3 million of stock-based compensation expense; $0.2 million from amortization of discounts on investments; a $0.3 million change in the fair value of the contingent acquisition consideration liability; and $0.9 million of depreciation and amortization expense. The change in our net operating assets and liabilities for the period was due primarily to an increase in prepaid expenses of $1.1 million and a decrease in accounts payable and accrued liabilities of $0.1 million as our operations expanded. In addition, we transferred $4.7 million to restricted cash related to our facility leases.

Cash Flows from Investing Activities

Cash used in investing activities was $38.9 million for the nine months ended September 30, 2017, primarily due to purchases of marketable securities of $117.4 million and purchases of property and equipment of $5.0 million, partially offset by the sale or maturity of marketable securities of $83.5 million.

Cash used in investing activities was $23.4 million for the nine months ended September 30, 2016, primarily related to purchases of marketable securities of $52.8 million and purchases of property and equipment of $14.4 million, partially offset by the maturity or sale of marketable securities of $43.8 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 and 2016 included proceeds from the exercise of stock options of $0.6 million and $0.1 million, respectively. In addition, for the nine months ended September 30, 2017, we received $80.6 million in net proceeds from our follow-on offering and $36.4 million in net proceeds from the ATM, net of underwriting discounts, commissions and offering costs.

Off-Balance Sheet Arrangements

At September 30, 2017, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Other Commitments

Debt Obligations

On March 7, 2017, we entered into a Loan and Security Agreement with Hercules, pursuant to which Hercules made available to us a term loan in an aggregate principal amount of up to $20.0 million, which may be drawn at certain times as specified in the Loan Agreement. Any borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of either (i) 7.95% plus the prime rate as reported in the Wall Street Journal minus 3.75%, and (ii) 7.95%. The term loan matures on December 1, 2020. We will begin to repay the aggregate principal amount that is outstanding, if any, in equal monthly installments of principal and interest beginning on July 1, 2018, or if certain clinical development or financing milestones are achieved, beginning on certain dates in 2019, until the term loan maturity or such earlier date when secured obligations are repaid. We may voluntarily prepay the term loan at any time, subject to a 2.0% premium for 12 months and a 1.0% premium after 12 months but prior to 24 months. Certain mandatory prepayments are required upon a Change in Control (as defined in the Loan Agreement). Upon the earliest of full repayment of the term loan, or if no amounts are borrowed, on December 16, 2017, we are required to pay Hercules the greater of $0.2 million or 5.40% of the aggregate amount of any amounts borrowed under the agreement. As of September 30, 2017, we had not borrowed any amounts under the Loan Agreement.

Lease Agreements

In January 2017, we entered into a lease agreement for approximately 7,555 square feet of research and development offices in South San Francisco, California with total minimum lease payments of $0.4 million over an approximately three-year term.

In July 2015, we entered into a sub-lease agreement for approximately 22,000 square feet of manufacturing space in South San Francisco, California for an initial term that expired in May 2017 with total minimum lease payments of $0.9 million. In November 2015, we purchased an option that was subsequently exercised in May 2016 to enter into a ten-year lease for the existing 22,000 square feet plus approximately 17,000 additional square feet of manufacturing space, which was executed in January 2017 and became effective in June 2017.

In April 2016, we entered into a sublease agreement for approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with an initial term that expires in January 2018 and total minimum lease payments of $0.6 million. In July 2017, we executed a long-term lease agreement for this space to commence in February 2018 for an eight-year term with minimum lease payments of $13.8 million

License and Collaboration Agreements

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

During the second quarter of 2017, we entered into an amended license agreement with Instituti Clinici Scientifici Maugeri S.p.A SB, or ICSM, the successor to Fondazione Salvatore Maugeri, or FSM, related primarily to our CPVT development program. The amended agreement provides for development milestone payments to ICSM totaling up to 0.6 million Euro and maintains a low single-digit royalty based on net sales as per the original agreement. The amended agreement also provides us with an option to develop gene therapies in additional cardiac indications. In conjunction with the amended license agreement, we also entered into a sponsored research agreement with ICSM requiring an upfront payment of 0.4 million Euro and a minimum two-year funding commitment for research totaling 0.6 million Euro.

During the third quarter of 2017, we made two milestone payments aggregating $0.6 million as a result of first dosing of a human patient in a clinical trial for our AT132 program.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $156.0 million and $104.9 million as of September 30, 2017 and December 31, 2016, respectively, which consisted of bank deposits, money market funds and marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2017 or December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred  during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our unaudited interim condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. This list is not exhaustive and the order of presentation does not reflect management's determination of priority or likelihood. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Product Development and Regulatory Approval

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our current product candidates, AT132 for X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have initiated a Phase 1/2 clinical study of AT132, plan to dose the first patient in a Phase 1/2 clinical study of AT342 in the first quarter of 2018, and are conducting IND-enabling preclinical activities for our AT982 and AT307 programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

The success of our product candidates depends on multiple factors, including:

•

positive results from our clinical programs that are supportive of safety and effectiveness and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;

•

effective Investigational New Drug applications, or INDs, or Clinical Trial Authorizations, or CTAs, that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•

successful completion of preclinical studies, including those compliant with Good Laboratory Practices, or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices, or GCPs;receipt of regulatory approvals from applicable regulatory authorities;

•

continued successful development of our internal manufacturing processes, including process development and scale-up activities to supply drug product for preclinical studies, clinical trials and commercial sale;

•	where applicable, establishment of arrangements with third-party contract manufacturing organizations, or CMOs, for clinical and large-scale commercial supply;
•	establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•	our effective competition against other therapies available in the market;

•	establishment and maintenance of adequate reimbursement from third-party payors for our products;
•	enforcement and defense of intellectual property rights and claims; and
•	maintenance of a continued acceptable safety profile of our product candidates following approval.

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

Though viral vectors similar to ours have been evaluated by others in clinical trials, our product candidates only recently entered into human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and if we report preliminary positive results we may not be able to confirm these results upon full analysis of the complete trial data. In addition, the positive results we have observed for our product candidates in preclinical animal models may not be predictive of results from our future clinical trials in humans.

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

Our product candidates are based on a novel AAV gene therapy technology with which there is limited clinical experience to date, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

Our product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other gene therapy companies experience in the future related to gene therapy technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, EMA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, no gene therapy product has been approved in the United States and only two gene therapy products have been approved in Europe, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union, or EU, or other jurisdictions. Further, approvals by EMA and the European Commission may not be indicative of what the FDA may require for approval.

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

We have invested in our own state-of-the-art cGMP manufacturing facility in South San Francisco, California, where we are developing and implementing novel production technologies to supply our preclinical and clinical trials. We believe that development of our own internal manufacturing capability provides us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes and allow for better long-term margins. However, we have limited experience as a company in developing a manufacturing facility and there exist only a small number of CMOs with the experience necessary to manufacture our product candidates. We may have difficulty hiring experts for internal manufacturing or finding and maintaining relationships with external CMOs and, accordingly, our production capacity could be limited. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, delays in implementation of novel in-house technologies or scale-up activities, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

Before we may initiate a clinical trial of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before any of our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMPs and other regulations, and perform extensive audits of vendors, contract laboratories and suppliers. If we, or any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMPs or other regulations, we may experience delays or disruptions in manufacturing while we work to remedy the noncompliance or while we work to identify suitable replacement vendors. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Any of these challenges could delay initiation of, or completion of, clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If our vectors demonstrate a similar effect, we may decide or be required to halt or delay further clinical development of our product candidates.

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

We have received Fast Track Designation for AT132, and in the future, we may seek additional Fast Track Designations for other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.

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

For the treatment of Crigler-Najjar, the current standard of care is phototherapy, and upon disease progression, liver transplant. There are currently no products approved specifically for the treatment of Crigler-Najjar. Genethon, a French not-for-profit organization, is developing an AAV-UGT1A1 gene therapy for the treatment of Crigler-Najjar syndrome, and has announced plans to initiate clinical development. Promethera has received orphan drug designation from the FDA and European Commission for the treatment of Crigler-Najjar syndrome for HepaStem, a product that comprises heterologous human adult liver progenitor cells. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar syndrome or ornithine transcarbamylase deficiency. No further development in Crigler-Najjar syndrome has been announced for HepaStem. Additionally, Alexion and Moderna had been collaborating to develop a messenger RNA product candidate for the treatment of Crigler-Najjar. The collaboration has been terminated and it is unknown whether Moderna will continue development of this program on its own.

For the treatment of Pompe disease, the current standard of care is enzyme replacement therapy (ERT) with recombinant GAA protein. Genzyme Corporation currently markets MYOZYME and LUMIZYME, which are ERTs for the treatment of Pompe disease. Multiple companies, including Genzyme Corporation, Amicus Therapeutics, Inc., Valerion Therapeutics, LLC and Oxyrane UK Limited are currently reported to be developing next generation ERT to treat Pompe disease. The furthest advanced of these is neoGAA from Genzyme Corporation. In addition, there are currently multiple academic institutions and companies researching alternative gene therapy approaches to treating Pompe disease. We do not believe these approaches utilize AAV9 capsids and none are currently reported to be in clinical development.

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

If in the future, if we are unable to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if they are approved and we may not be able to generate any revenue.

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

We are an early-stage biotechnology company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates, and have funded our operations to date through proceeds from sales of our preferred stock and common stock.

We have incurred net losses in each year since our inception. We incurred a net loss of $65.9 million and $40.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $166.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2017, our cash, cash equivalents and short-term investments were $156.0 million.

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

We are highly dependent on the research and development, clinical and business development expertise of Matthew Patterson, our President and Chief Executive Officer, Dr. Suyash Prasad, our Chief Medical Officer, Dr. John Gray, our Chief Scientific Officer, Natalie Holles, our Chief Operating Officer, and Thomas Soloway, our Chief Financial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements or employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

AUDENTES THERAPEUTICS, INC.

Date:	November 14, 2017	By:	/s/ Matthew Patterson
Matthew Patterson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2017	By:	/s/ Thomas Soloway
Thomas Soloway
Chief Financial Officer
(Principal Financial and Accounting Officer)