Form 10-K
period 2017-12-31
Audentes Therapeutics, Inc.
filed 2018-03-09
CIK 1628738

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $264.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2018 was 36,674,227.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2017, is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, timing and results of preclinical and clinical development activities, and potential regulatory approval and commercialization of product candidates. In some cases, forward looking-statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. These words are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Item 1. Business.

Overview

We are a clinical stage biotechnology company focused on developing and commercializing gene therapy products for patients living with serious, life-threatening rare diseases caused by single gene defects.  We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the gene to affected cells, resulting in production of the normal protein.  We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT.  We have initiated Phase 1/2 clinical studies in our AT132 and AT342 programs, and plan to provide interim data from these studies in the second quarter of 2018.  We plan to file an IND for AT307 to treat CASQ2-CPVT in the first quarter of 2018, and are conducting IND-enabling preclinical studies of AT982 for the treatment of Pompe disease, for which we plan to file an IND in mid-2018.  We maintain full global rights to all our product candidates.

We have developed a proprietary in-house cGMP manufacturing capability that we believe provides us with a core strategic advantage, enabling superior control over development timelines, costs and intellectual property.  Our manufacturing facility is located in South San Francisco in a building that we have improved to support our research, process development and manufacturing capabilities in accordance with current Good Manufacturing Practices, or cGMP, requirements.  We have established a comprehensive platform for production of our adeno-

associated virus vector, or AAV, product candidates and plan continued investment to further optimize our manufacturing capabilities to cost-effectively produce high-quality AAV vectors at both clinical and commercial scale.

Our vision is to be a global leader in AAV-based genetic medicine for rare diseases.  In pursuit of this goal, we are executing on our core strategic initiatives, which include the advancement of our current product candidates, the continued development of our proprietary in-house manufacturing capabilities, and the expansion of our pipeline.  We have assembled a world-class team with expertise in gene therapy, rare disease drug development and commercialization, and biologics manufacturing.

Our mission is to bring innovative gene therapy products to patients living with serious, life-threatening rare diseases.  We believe our product candidates have the potential to provide long-lasting benefits from a single administration, changing the lives of patients with these devastating diseases.  Given the available clinical and regulatory pathways, we believe that the rarity and severity of the diseases we target may provide advantages for drug development, including the potential for expedited development and regulatory review, and market exclusivity.

We focus on the treatment of rare diseases caused by single gene, or monogenic, defects in DNA that we believe can be effectively addressed using gene therapy.  Conventional approaches such as protein therapeutics attempt to replace the deficient protein, but they do not correct the underlying genetic defect causing the disease.  In addition, protein therapeutics often require frequent administration by injection or infusion and often result in sub-optimal safety and efficacy.  We believe gene therapy is an ideal treatment modality for diseases caused by monogenic defects.  Our portfolio of product candidates employs the use of AAV, a small, non-pathogenic virus that is genetically engineered to function as a delivery vehicle, or vector, and is administered to a patient to introduce a healthy copy of a mutated gene to the body.  AAV gene therapy vectors are modified such that they will not cause an infection like a normal virus, but are capable of delivering therapeutic genes into patients’ cells.  Vectors derived from AAV have a well-established safety profile in humans and have been shown to effectively deliver genes to the liver, eye, muscle and brain.  Preclinical and clinical data demonstrate that AAV vectors are capable of providing durable efficacy with a favorable adverse event profile due at least in part to AAV’s low immunogenic potential.  AAV vectors can be described by the serotype, or strain, of the original virus isolate that was used to form the outer shell, or capsid, of the vector.  We selected AAV8 and AAV9 as our in-licensed vector capsid serotypes, based on their biological properties, which we believe will translate into positive clinical effect in our target indications.

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

AT132.  XLMTM is characterized by extreme muscle weakness, respiratory failure and early death, with an estimated 50% mortality rate in the first 18 months of life.  The disease is the result of mutations in the MTM1 gene that affect the production of myotubularin, an enzyme required for normal development and function of skeletal muscle.  The incidence of XLMTM is estimated to be one in 50,000 male births.  Currently, only supportive treatment options, such as ventilator use or a feeding tube, are available.  We are developing AT132, an AAV8 vector containing a functional copy of the MTM1 gene, for the treatment of XLMTM.  We believe AT132 may provide patients with significantly improved outcomes based on the ability of AAV8 to treat skeletal muscle.  Preclinical study results in both canine and murine models of the disease demonstrated dramatic improvements in all outcomes, including histology, muscle strength, respiratory function and survival.  Our goal is to achieve these same benefits in XLMTM patients following a single intravenous administration of AT132.

The clinical development of AT132 was initiated with RECENSUS, a retrospective medical chart review designed to characterize the disease course, natural history and unmet medical need in XLMTM.  In December 2017, Audentes announced the publication of initial data from 112 boys in RECENSUS.  This analysis confirmed and expanded upon the understanding of the significant disease burden of XLMTM on patients, families and the healthcare system.  Audentes is also conducting INCEPTUS, a prospective natural history run-in study.  The primary objectives of INCEPTUS are to characterize the clinical condition of children with XLMTM, identify subjects for potential enrollment in ASPIRO (the Phase 1/2 clinical study of AT132 in XLMTM), and serve as a longitudinal baseline and within-patient control for ASPIRO.  Preliminary data reported from INCEPTUS confirm the significant neuromuscular and respiratory deficits experienced by XLMTM patients, and provide insight into the relevance and sensitivity of assessments used in ASPIRO.

ASPIRO is a multicenter, multinational, open-label, ascending dose, delayed-treatment control study to evaluate the safety and preliminary efficacy of AT132 in approximately 12 XLMTM patients less than five years of age.  We initiated ASPIRO in September 2017 and reported interim data from the first dose cohort of ASPIRO patients in January 2018.  The interim data includes safety and efficacy assessments comprised of three AT132- treated patients dosed at 1x1014 vector genomes (vg) per kilogram (kg), and one delayed-treatment control patient.  As of December 21, 2017, individual patient follow-up ranged from 4 to 12 weeks.

There has been a total of eight adverse events, or AEs, reported in ASPIRO, four of which were determined to be serious adverse events, or SAEs.  All SAEs occurred in Patient 3, the first of which was a hospitalization one-week post-administration due to pneumonia and was deemed not treatment-related.

Patient 3 was also hospitalized at week seven post-administration due to a gastrointestinal infection and three distinct SAEs, related to each other and deemed to be probably treatment-related.  These include myocarditis, elevated troponin levels and mildly elevated creatinine kinase levels, each of which have been controlled with treatment.  Patient 3 was clinically stable throughout the hospital admission and has now been discharged from the hospital.

Of the four non-serious AEs, two have been determined to be probably or possibly treatment-related.  Patient 1 experienced a mild, clinically asymptomatic exacerbation of a pre-existing elevated bilirubin level, which was deemed possibly treatment-related and resolved with treatment.  Patient 2 experienced a clinically asymptomatic elevation in liver enzyme levels toward the end of the protocol-specified prednisolone weaning period, which was deemed to be probably treatment-related and was controlled by extending the duration of steroid coverage.

The key assessment of neuromuscular function in this first data set from the first dose cohort is the CHOP-INTEND scale, in which a maximal score of 64 reflects the level of neuromuscular function that a healthy baby is expected to approach by 3-6 months of age.  Additional analyses to be reported based on longer term follow-up include the MFM-20 and Bayley-III™ scales of infant and toddler development (fine and gross motor function).  Motor developmental milestones are captured within each of the neuromuscular assessments.

The key assessment of respiratory function in this first data set from the first dose cohort is a measurement of maximal inspiratory pressure, or MIP, for which values of 80 cmH2O or greater are considered normal in healthy children less than 5 years of age.  Additional analyses to be reported based on longer term follow-up include measurement of maximal expiratory pressure, or MEP, time per day on invasive ventilatory support (tracheostomy) or non-invasive respiratory support (BiPAP), and for those patients who are on 24-hour continuous ventilatory support, an assessment of ability to maintain adequate respiratory function while off a ventilator, termed “respiratory sprinting.”

Patient Interim Data Summaries:

•	Patient 1: data set includes assessments through week 12 time point
o	Age 0.8 years (9 months) and on 12 hours of BiPAP per day at baseline
o	CHOP-INTEND increased from 29 at baseline to 56 at week 12
o	MIP increased from 33 cmH20 at baseline to 80 cmH20 at week 12
o

No age-appropriate first-year motor milestones had been achieved by the baseline assessment; by week 12, Patient 1 had acquired several age appropriate skills, including the ability to control head movements, roll over by himself and sit unassisted for 5 seconds

•	Patient 2: data set includes assessments through week 8 time point
o	Age 4.1 years and on 17 hours of invasive ventilation per day at baseline
o	CHOP-INTEND increased from 45 at baseline to 56 at week 8
o	MIP increased from 44 cmH20 at baseline to 77 cmH20 at week 4
•	Patient 3: data set includes assessments through week 4 time point
o	Age 2.6 years and on continuous (24-hour) invasive ventilation at baseline
o	CHOP-INTEND did not change meaningfully from 34 at baseline to 36 at week 4
o	MIP increased from 26 cmH20 at baseline to 44 cmH20 at week 4
•	Patient 4 (delayed-treatment control): data set includes assessments through week 4 time point
o	Age 4.0 years and on 12 hours of BiPAP per day at baseline
o	CHOP-INTEND did not change meaningfully from 49 at baseline to 46 at week 4
o	MIP at baseline was 58 cmH20; MIP was not assessed at week 4 per protocol

Physicians and caregivers have reported progressive qualitative improvements in disease severity in all treated patients.  Ventilator settings (pressure, rate and volume of mechanical ventilation) have been reduced in Patients 1 and 2.  All treated patients have demonstrated improvements in airway clearance control, including swallowing and coughing, which is critical to preventing aspiration.  By way of example, at baseline Patient 1 required suctioning of the oro-pharyngeal cavity several times per hour, and by week 12 he required no suctioning.  In addition, investigators report anecdotally that all treated patients have increased limb and trunk strength, which is an early indicator of gross motor function improvement, and that the velocity and accuracy of their movements have increased.  Caregivers also report that patients have increased vocalization, improving their ability to communicate.

AT132 has been granted orphan drug designation in both the United States and European Union, and the FDA has granted AT132 Rare Pediatric Disease and Fast Track designations.

AT342.  Crigler-Najjar is a rare, congenital autosomal recessive monogenic disease characterized by severely high levels of bilirubin in the blood, which presents a significant risk of irreversible neurological damage and death.  The average life expectancy is reported as being 30 years of age with phototherapy.  Crigler- Najjar is estimated to affect approximately one in 1,000,000 newborns.  Infants with Crigler-Najjar develop severe jaundice shortly after birth resulting in rapid presentation and diagnosis.  Crigler-Najjar is caused by mutations in the gene encoding the UGT1A1 (uridine-diphosphate (UDP)-glucuronosyltransferase (UGT) 1A1) enzyme resulting in an inability to convert unconjugated bilirubin to a water-soluble form that can be excreted from the body.  Clinical diagnosis is confirmed via genetic testing of the UGT1A1 gene.  The current standard of care for Crigler-Najjar is aggressive management of high bilirubin levels with persistent, daily phototherapy, usually for longer than 10 to 12 hours per day using intense fluorescent light focused on the bare skin, while the eyes are shielded.  Phototherapy speeds bilirubin decomposition and excretion and lowers serum bilirubin, but wanes in effectiveness as children age due to thickening of the skin and reduction in surface area to body mass ratio.  Data from our prospective natural history study LUSTRO demonstrate that persistent phototherapy only reduces bilirubin to levels just below those that are considered to be neurotoxic.  In some cases, a liver transplant may be required for survival.

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

The IND for AT342 is active, and we have initiated LUSTRO, a prospective natural history-run-in study designed to characterize the disease course, natural history, bilirubin variability and phototherapy usage of patients with Crigler-Najjar.  In November 2017, we reported interim data from the LUSTRO study, which confirms the significant risks posed by elevated bilirubin levels in Crigler-Najjar patients and the significant burden on patients and their families that must configure their lives to ensure rigorous adherence to phototherapy of more than 10 to 12 hours per day.  In February 2018, we announced the initiation of VALENS, the Phase 1/2 clinical study of AT342, and expect preliminary clinical data from VALENS to be available in the second quarter of 2018.

AT342 has been granted orphan drug designation in both the United States and the European Union and the FDA has granted AT342 Rare Pediatric Disease and Fast Track designations.

AT982.  Pompe disease is a serious, progressive genetic disease characterized by severe muscle weakness, respiratory failure leading to ventilator dependence and, in infants, increased cardiac mass and heart failure.  The incidence of Pompe disease is reported to be approximately one in 40,000 births.  The infantile onset form of Pompe disease is often fatal due to cardio-respiratory failure within the first year of life. In the late onset form of Pompe, which typically manifests in the third or fourth decades of life, the disease is progressive and life-limiting with significant ventilator and wheelchair use.  Both forms of Pompe disease are caused by mutations in the gene encoding the enzyme alpha-glucosidase, or GAA, which results in a deficiency of GAA protein and leads to the accumulation of glycogen in an intracellular organelle known as the lysosome.  The only approved treatment for Pompe disease is enzyme replacement therapy, or ERT, which is a chronic treatment delivered in bi-weekly intravenous infusions.  Despite the availability of ERT, significant medical need persists, which is primarily due to the immunogenicity of ERT and its inability to penetrate all of the key tissues affected by Pompe disease.  We believe that gene therapy may effectively address these limitations.

In February 2018, we reported the results from a preclinical construct selection study conducted in a well-established murine model of Pompe disease. The study evaluated both AAV8 and AAV9 capsid serotypes, paired with novel promoter elements.  The study evaluated constructs across a three-log dose range and included a broad battery of biochemical and immunological assays.  Of the six vectors evaluated, an AAV8 vector with a novel hybrid promoter was selected as the clinical development candidate, AT982.

AT982 is designed to address the recognized limitations of ERT by using an AAV8 vector capsid (known to effectively penetrate skeletal muscle, the heart and the nervous system) that delivers a GAA expression cassette containing a novel hybrid promoter to drive GAA expression in tissues relevant to Pompe disease.  The expression cassette utilizes the desmin promoter, known to direct gene expression in muscle and the nervous system, and a liver expression enhancer element, incorporated with the goal of inducing immune tolerance to GAA protein.  We believe that the AAV8 vector capsid coupled with the novel hybrid promoter is a differentiated approach that optimizes the potential of AT982 to deliver long term and transformative clinical benefit to Pompe patients following a single administration.

We are currently conducting our IND-enabling nonclinical studies and expect to submit an IND for AT982 in mid-2018. We plan to initiate a Phase 1/2 study of AT982 in Pompe disease in the fourth quarter of 2018.  Both the FDA and European Medicines Agency, or EMA, have granted orphan drug designation to a prototype version of AT982, which we plan to update to reflect the use of our new hybrid promoter vector for development.

AT307.  CASQ2-CPVT is a rare monogenic disease that is characterized by life-threatening arrhythmias that may lead to sudden cardiac death.  There are currently only limited treatment options with variable efficacy for patients suffering from CPVT, including beta-blockers and a sodium channel blocker, flecainide.  The autosomal recessive form of the disease is caused by mutations in the calsequestrin 2 gene, or CASQ2 gene, and is characterized by stress-induced heartbeat rhythm changes in an otherwise structurally normal heart.  Literature estimates suggest that CPVT occurs in one in 10,000 people, with approximately 2% to 5% due to mutations in the CASQ2 gene.  This equates to an approximate prevalence of 6,000 affected people in North America, Europe and other addressable markets.  To confirm these numbers, we have recently initiated activities to identify CASQ2-CPVT patients and further characterize the disease burden and unmet medical need for patients living with CPVT.  Despite treatment with anti-arrhythmia therapies, sympathectomy and implantable cardiac defibrillators, a significant portion of the patients remain symptomatic.  We are developing AT307, an AAV8 vector containing a functional version of the CASQ2 gene.  Preclinical data in murine models of the disease demonstrated an ability to prevent ventricular tachycardia through restoration of CASQ2 protein expression.  We are advancing AT307 with the goal of providing a single administration of AT307 that results in a significant reduction in life-threatening arrhythmic events and a major improvement in quality of life.

We plan to submit an IND for AT307 in the first quarter of 2018, and to initiate a Phase 1/2 clinical study in the fourth quarter of 2018.  In this study, we plan to use the efficacy endpoint of an exercise electrocardiogram, which we believe provides a clear means to evaluate therapeutic benefit.  Both the FDA and EMA have granted orphan drug designation to a prototype version of AT307, which we plan to update to reflect the final construct we intend to advance into clinical trials.

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

Our Strategy

Our strategy is to leverage the expertise of our team and the transformative potential of gene therapy technology to develop treatments that improve outcomes for patients with serious, life-threatening rare diseases.  Key elements of our strategy are:

•

Advance our lead product candidates through clinical development.  We have initiated ASPIRO, the Phase 1/2 clinical study of AT132 in XLMTM, and VALENS, the Phase 1/2 clinical study of AT342 for the treatment of Crigler-Najjar.  We plan to file an IND for AT307 to treat CASQ2-CPVT in the first quarter of 2018, and we are conducting IND-enabling preclinical studies of AT982 for the treatment of Pompe disease, for which we plan to submit an IND in mid-2018.  Over time, we plan to develop and commercialize a broad portfolio of gene therapy product candidates to treat serious, life-threatening rare diseases with high unmet medical need.

•

Continue to expand our pipeline with additional gene therapy product candidates targeting serious, life-threatening rare diseases.  We intend to continue leveraging our expertise and focused selection criteria to expand our pipeline of product candidates.  We have developed a world-class research organization with expertise in vector engineering, immunology, and process and analytical development, and view our in-house expertise as a core strategic component of our efforts to advance new product candidates into clinical development.  In addition, our relationships with leading academic institutions and other rare disease companies will continue to play an important role as we seek to expand our pipeline.

•

Continue to build our proprietary manufacturing capabilities and invest in a state-of-the-art cGMP facility.  We believe the quality, reliability and scalability of our gene therapy manufacturing approach will be a core competitive advantage crucial to our long-term success.  We manufacture all of the clinical supply for our product candidates at our state-of-the-art, multi-product internal manufacturing facility that has been designed to support commercial licensure by both the U.S. Food and Drug Administration and the European Medicines Agency.

•

Focus on serving patients.  We take pride in our efforts to harness the transformative potential of gene therapy to improve the lives of patients and families living with devastating rare diseases. We intend to continue to engage with patient advocacy groups to better understand the burden of disease and align our efforts with the needs of patients and caregivers.

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

•

Promising product candidate pipeline.  We have built a compelling pipeline and are currently conducting Phase 1/2 clinical studies of our lead product candidates, AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, and AT342 for the treatment of Crigler-Najjar.  We have two additional product candidates in preclinical development, including AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT.

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

Gene therapy is a therapeutic approach to treating genetic diseases caused by mutations in DNA. For gene therapy to work, an isolated gene sequence or segment of DNA needs to be delivered efficiently to the desired target tissues and cell types. The treatment involves the administration of a functional gene to produce normal protein within a patient’s cells, offering the potential for durable therapeutic benefit. To achieve these goals, scientists have designed and developed a variety of viral vectors to facilitate gene delivery into cells.

Our Approach

The AAV gene therapy vectors we utilize have proven capable of transducing a wide range of tissues with generally little or no toxicity and only mild immune response. Functionally, AAV packages a single-stranded linear DNA genome that can be engineered to contain a therapeutic gene in place of all the virus genes. AAV vectors have a well-established safety profile and do not naturally propagate by themselves in the absence of another viral infection, reducing the likelihood of inappropriate viral spread following administration. As a result, AAV vectors are emerging as the preferred delivery vehicle for gene therapy.

Our vector design strategy includes careful selection of the vector capsid (the outer protein shell) and sophisticated engineering of the vector genome (the therapeutic DNA expression cassette) to target the correct tissues and improve the potential to provide patients with meaningful and durable outcomes. Careful attention to optimizing these vector design elements can reduce immune responses that attenuate the function of AAV vectors, and enable more robust trafficking to the specific tissues we care about for each disease. The vector genome is composed of multiple structural elements, including the gene coding sequence and the promoter, which drives expression of the gene. We use the latest available technology to engineer the vector genome to direct the target cells to make the desired protein at the appropriate level necessary to achieve a therapeutic effect for the longest period possible. We believe the product candidates we have created offer distinct advantages for our indications due to their selectivity for target tissue types and focused expression of the desired protein.

Our Product Candidate and Target Indication Selection Criteria

Our business model is to develop and commercialize a broad portfolio of gene therapy product candidates to treat rare diseases. We use a focused set of criteria to select product candidates that we believe have the best chance of success. These criteria include:

•

Serious, life-threatening rare diseases with high unmet medical need. We target rare indications where there are limitations with existing therapeutic options or no such options exist, particularly with an opportunity to bring products with high value to patients and their caregivers.

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

Murine Model

Through multiple studies in the murine model, symptom onset occurs at approximately two to three weeks of age, and there is rapid progression of the disease leading to death at approximately seven to eight weeks of age. Through multiple studies in this model, treatment with AT132 has been shown to significantly improve disease symptoms when compared to untreated controls. Specifically, the administration of a single intravenous dose of AT132 (2 x 1014 vg/kg, or vector genomes per kilogram) to eight mice at three weeks of age resulted in improved muscle strength, nearly normal growth and long-term survival in MTM1 KO mice. In order to evaluate the potential benefit of treatment of mice at a later stage of disease, the same dose was administered to 11 severely affected MTM1 KO mice at five weeks of age, when 20% of the animals in the treatment group had already died, and a robust effect on survival was again observed.

Canine Model

In the naturally occurring canine model, symptom onset occurs at nine to ten weeks of age, and disease progression leads to death at approximately 18 weeks of age. Multiple studies in this model have demonstrated that a single administration of AT132 significantly improves all disease symptoms and survival rates. In two dogs treated in one of the earliest studies, these effects have lasted over five years to date and the dogs continue to thrive.

The first canine study was designed as a proof-of-concept to determine whether AT132 could improve muscle strength and organ function in comparison to an XLMTM dog treated with a placebo. Administration of a single dose of AT132 (2.0 x 1014 vg/kg) to three dogs at nine weeks of age resulted in maintenance of muscle strength, respiratory function and survival comparable to normal dogs.

Most importantly, all treated dogs achieved a statistically significant improvement in survival, which extended far beyond the critical 18-week time point, when all untreated XLMTM dogs could no longer ambulate. All three of the treated dogs survived for the one-year duration of the study. One of these dogs was euthanized for study purposes.  The remaining two dogs have surpassed five years of age and remain indistinguishable from normal dogs.

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

Clinical Development of AT132

The clinical development of AT132 was initiated with RECENSUS, a retrospective medical chart review designed to characterize the disease course, natural history and unmet medical need in XLMTM.  In December 2017, we announced the publication of initial data from 112 boys in RECENSUS.  This analysis confirmed and expanded upon the understanding of the significant disease burden of XLMTM on patients, families and the healthcare system.  We are also conducting INCEPTUS, a prospective natural history run-in study.  The primary objectives of INCEPTUS are to characterize the clinical condition of children with XLMTM, identify subjects for potential enrollment in ASPIRO (the Phase 1/2 clinical study of AT132 in XLMTM), and serve as a longitudinal baseline and within-patient control for ASPIRO.  Preliminary data reported from INCEPTUS confirm the significant neuromuscular and respiratory deficits experienced by XLMTM patients, and provide insight into the relevance and sensitivity of assessments used in ASPIRO.

ASPIRO is a multicenter, multinational, open-label, ascending dose, delayed-treatment control Phase 1/2 clinical study to evaluate the safety and preliminary efficacy of AT132 in approximately 12 XLMTM patients less than five years of age.  Primary endpoints include safety (adverse events and certain laboratory measures, including immunological parameters) and efficacy (assessments of neuromuscular and respiratory function). Secondary endpoints include the burden of disease and health related quality-of-life, and muscle tissue histology and biomarkers. The primary efficacy analysis is expected to be conducted at 12 months, with interim evaluations expected to be conducted at earlier time points. After the primary 12-month assessment, subjects are expected to be followed for another four years to assess long term safety, durability of effect and developmental progression.

We initiated ASPIRO in September 2017 and reported interim data from the first dose cohort of ASPIRO patients in January 2018.  The interim data includes safety and efficacy assessments comprised of three AT132- treated patients dosed at 1x1014 vector genomes (vg) per kilogram (kg), and one delayed-treatment control patient.  As of December 21, 2017, individual patient follow-up ranged from 4 to 12 weeks.

There have been a total of eight adverse events, or AEs, reported in ASPIRO, four of which were determined to be serious adverse events, or SAEs.  All SAEs occurred in Patient 3, the first of which was a hospitalization one-week post-administration due to pneumonia and was deemed not treatment-related.

Patient 3 was also hospitalized at week seven post-administration due to a gastrointestinal infection and three distinct SAEs, related to each other and deemed to be probably treatment-related.  These include myocarditis, elevated troponin levels and mildly elevated creatinine kinase levels, each of which have been controlled with treatment.  Patient 3 was clinically stable throughout the hospital admission and has now been discharged from the hospital.

Of the four non-serious AEs, two have been determined to be probably or possibly treatment-related.  Patient 1 experienced a mild, clinically asymptomatic exacerbation of a pre-existing elevated bilirubin level, which was deemed possibly treatment-related and resolved with treatment.  Patient 2 experienced a clinically asymptomatic elevation in liver enzyme levels toward the end of the protocol-specified prednisolone weaning period, which was deemed to be probably treatment-related and was controlled by extending the duration of steroid coverage.

The key assessment of neuromuscular function in this first data set from the first dose cohort is the CHOP-INTEND scale, in which a maximal score of 64 reflects the level of neuromuscular function that a healthy baby is expected to approach by 3-6 months of age.  Additional analyses to be reported based on longer term follow-up include the MFM-20 and Bayley-III™ scales of infant and toddler development (fine and gross motor function).  Motor developmental milestones are captured within each of the neuromuscular assessments.

The key assessment of respiratory function in this first data set from the first dose cohort is a measurement of maximal inspiratory pressure, or MIP, for which values of 80 cmH2O or greater are considered normal in healthy children less than 5 years of age.  Additional analyses to be reported based on longer term follow-up include measurement of maximal expiratory pressure, or MEP, time per day on invasive ventilatory support (tracheostomy) or non-invasive respiratory support (BiPAP), and for those patients who are on 24-hour continuous ventilatory support, an assessment of ability to maintain adequate respiratory function while off a ventilator, termed “respiratory sprinting.”

Patient Interim Data Summaries:

•	Patient 1: data set includes assessments through week 12 time point
o	Age 0.8 years (9 months) and on 12 hours of BiPAP per day at baseline
o	CHOP-INTEND increased from 29 at baseline to 56 at week 12
o	MIP increased from 33 cmH20 at baseline to 80 cmH20 at week 12
o

No age-appropriate first-year motor milestones had been achieved by the baseline assessment; by week 12, Patient 1 had acquired several age appropriate skills, including the ability to control head movements, roll over by himself and sit unassisted for 5 seconds

•	Patient 2: data set includes assessments through week 8 time point
o	Age 4.1 years and on 17 hours of invasive ventilation per day at baseline
o	CHOP-INTEND increased from 45 at baseline to 56 at week 8
o	MIP increased from 44 cmH20 at baseline to 77 cmH20 at week 4

•	Patient 3: data set includes assessments through week 4 time point
o	Age 2.6 years and on continuous (24-hour) invasive ventilation at baseline
o	CHOP-INTEND did not change meaningfully from 34 at baseline to 36 at week 4
o	MIP increased from 26 cmH20 at baseline to 44 cmH20 at week 4
•	Patient 4 (delayed-treatment control): data set includes assessments through week 4 time point
o	Age 4.0 years and on 12 hours of BiPAP per day at baseline
o	CHOP-INTEND did not change meaningfully from 49 at baseline to 46 at week 4
o	MIP at baseline was 58 cmH20; MIP was not assessed at week 4 per protocol

Physicians and caregivers have reported progressive qualitative improvements in disease severity in all treated patients.  Ventilator settings (pressure, rate and volume of mechanical ventilation) have been reduced in Patients 1 and 2.  All treated patients have demonstrated improvements in airway clearance control, including swallowing and coughing, which is critical to preventing aspiration.  By way of example, at baseline Patient 1 required suctioning of the oro-pharyngeal cavity several times per hour, and by week 12 he required no suctioning.  In addition, investigators report anecdotally that all treated patients have increased limb and trunk strength, which is an early indicator of gross motor function improvement, and that the velocity and accuracy of their movements have increased.  Caregivers also report that patients have increased vocalization, improving their ability to communicate.

Based on the encouraging preliminary profile of AT132 in the first three treated patients at the 1x1014 vg/kg dose, we plan to enroll an additional three patients at this same dose prior to opening a new dose cohort.  The next update of interim data from ASPIRO is planned in the second quarter of 2018.

Regulatory Interactions

AT132 has been granted orphan drug designation in both the United States and the European Union, and the FDA has granted AT132 Rare Pediatric Disease and Fast Track designations.

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

Infants with Crigler-Najjar develop severe jaundice shortly after birth resulting in rapid presentation and diagnosis. Clinical diagnosis can be confirmed via genetic testing of the UGT1A1 gene. The current standard of care for Crigler-Najjar is aggressive management of high bilirubin levels with persistent, daily phototherapy, usually for longer than 10 to 12 hours per day, for the rest of a patient’s life. Exchange transfusion or plasmapheresis are sometimes required in order to lower bilirubin levels rapidly. Phototherapy becomes less effective as a child ages, beginning around the age of four years. Average life expectancy is reported as being 30 years of age with phototherapy, and there is an ongoing lifelong risk of a catastrophic cerebral event. Crigler-Najjar is estimated to affect approximately one in 1,000,000 newborns.

Limitations of Current Therapy for Crigler-Najjar

There are currently no products approved specifically for the treatment of Crigler-Najjar. The current standard of care for Crigler-Najjar is aggressive management of high bilirubin levels, with persistent, daily phototherapy, usually for longer than 10 to 12 hours per day using intense fluorescent light focused on the bare skin, while the eyes are shielded. The impact on quality of life is substantial. Phototherapy speeds bilirubin decomposition and excretion, lowering serum bilirubin to levels that are just below those considered to be neurotoxic. As children get older, compliance with phototherapy becomes challenging. As Crigler-Najjar infants and children begin to experience progression of neurological symptoms and increasing risk of a catastrophic cerebral event, a liver transplant is often required for survival. However, limited donor organ availability, the risks associated with the transplant procedure itself and potential for organ rejection limit the utility of a transplant as a treatment modality for Crigler-Najjar.

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

Clinical Development of AT342

The clinical development plan for AT342 consists of LUSTRO, a clinical assessment and Phase 1/2 run-in study designed to characterize the disease course, natural history, bilirubin variability and phototherapy usage of patients with Crigler-Najjar and VALENS, the Phase 1/2 clinical study of AT342.

•

LUSTRO - Clinical Assessment and Phase 1/2 Run-in Study (Ongoing): LUSTRO is an international, clinical assessment study of approximately five to ten patients greater than or equal to one year of age with Crigler-Najjar. The primary objective of this study is to characterize the disease course, natural history, bilirubin variability and phototherapy usage of patients with Crigler-Najjar, with a specific focus on serum bilirubin levels and time on phototherapy. In addition, the study will assess the burden of disease on Crigler-Najjar subjects and caregivers. The study is also expected to identify patients for potential enrollment in VALENS, the Phase 1/2 study of Crigler-Najjar, and to serve as a within-patient control for VALENS.

In October 2017, we presented a preliminary analysis from three patients enrolled in LUSTRO.  These data confirm that despite persistent daily phototherapy, total bilirubin levels in Crigler Najjar patients are maintained only just below those that are known to be neurotoxic.  These data further confirm the significant burden of disease for patients and caregivers and the ongoing risk of catastrophic cerebral events associated with phototherapy.

•

VALENS - Phase 1/2 Study (Planned): The Phase 1/2 study of AT342 is a multicenter, multinational, open-label, ascending dose, delayed-treatment concurrent control study to evaluate the safety and preliminary efficacy of AT342 in approximately 12 Crigler-Najjar patients greater than or equal to one year of age. The study is expected to include nine AT342 treated subjects and three delayed-treatment concurrent control subjects.  Primary endpoints include safety (adverse events and certain laboratory measures, including immunological parameters) and efficacy (changes in serum bilirubin and number of hours on phototherapy).  Secondary endpoints include the proportion of subjects successfully weaned off of phototherapy, and UGT protein expression, DNA and RNA levels from liver biopsy at 24 weeks. Subjects are expected to remain on prescribed phototherapy for 12 weeks following administration of AT342.  Subjects with a meaningful decrease in bilirubin at week 12 will be tapered down and weaned off of phototherapy over a five week period, starting in week 13 and ending during week 17.  The primary efficacy analyses are expected to be conducted at the 12 and 18 week time points. Subjects are expected to be followed for a minimum of five years to assess long term safety and durability of effect.

In February 2018, we announced that the first patient had been enrolled in VALENS. We plan to report preliminary interim data from VALENS in the second quarter of 2018.

Regulatory Interactions

AT342 has been granted orphan drug designation in both the United States and the European Union, and the FDA has granted AT342 Rare Pediatric Disease and Fast Track designations.

AT982 for the Treatment of Pompe Disease

Overview of Pompe Disease

Pompe disease is a rare, severe, progressive, congenital neuromuscular disease. The overall incidence is estimated to be approximately one in 40,000 births although frequency and disease progression varies with age of onset, ethnicity and geography. The disease is characterized by mutations in the gene that encodes the enzyme acid alpha-glucosidase, or GAA. GAA is responsible for degrading glycogen within the intracellular organelle known as the lysosome.  Dysfunction or absence of functional GAA results in toxic accumulation of glycogen in the lysosome. Tissues and cells most affected by the disease are predominantly skeletal muscle, cardiac muscle and the nervous system.

The severity of Pompe disease symptoms and rate of progression is highly variable and correlated with age of symptom onset and the degree of enzyme deficiency. Infantile-onset disease, the most severe form of Pompe disease, accounts for approximately one quarter of all affected patients. Those with infantile-onset disease are usually diagnosed in the first few months of life due to the severe presentation associated with total or near- total absence of GAA activity, and confirmatory diagnosis is made through genetic testing. These infants usually present with feeding difficulties, failure to thrive, hypotonia, progressive weakness, respiratory distress, severe enlargement of the tongue and thickening of the heart muscle. If left untreated, these children usually die in the first year of life. Those with late-onset disease typically have enzyme levels at 1% to 40% of normal and usually have symptoms such as reduced mobility and respiratory problems. Late-onset patients experience progressive difficulty walking and respiratory decline, and although life expectancy can vary, it is a life-limiting disease and death generally occurs due to complications from respiratory failure. Newborn-screening programs can successfully identify Pompe disease in the newborn period, but such programs have not yet been widely implemented worldwide.

Limitations of Current Therapy for Pompe Disease

The only approved treatment for Pompe disease is enzyme replacement therapy, or ERT. Although ERT is the current standard of care for the disease, it has a number of recognized limitations:

•	Currently approved versions of ERT are administered every two weeks, and in some cases more frequently.
•

Large doses of ERT have to be delivered systemically in order to achieve potentially therapeutic levels in target tissues, and as a result approximately 90% of patients develop antibodies against the therapy. Such antibody responses may impact both the safety and efficacy of ERT. Currently approved ERT products carry a black box warning related to the risk of life-threatening anaphylaxis, and severe allergic and immune mediated reactions.

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

•

ERT is unable to cross the blood-brain barrier and thus cannot reduce the accumulation of glycogen in the nervous system. It is believed that glycogen accumulation is particularly detrimental to the function of the neural cells, and thus the inability of ERT to reach these cells may lead to incomplete treatment of the underlying pathology and account for the failure of ERT to halt disease progression and reverse functional decline.

•

Chronic therapy with ERT is costly. Experts in health technology assessment have projected the lifetime costs of ERT to be in excess of $7 million for patients with infantile onset Pompe. Due to the requirement of dosing by body weight, the cost for infantile patients increases year-over-year as these patients grow.

AT982 Description

AT982 is designed to address the recognized limitations of ERT by using an AAV8 vector capsid (known to effectively penetrate skeletal muscle, the heart and the nervous system) that delivers a GAA expression cassette containing a novel hybrid promoter to drive GAA expression in tissues relevant to Pompe disease.  The expression cassette utilizes the desmin promoter, known to direct gene expression in muscle and the nervous system, and a liver expression enhancer element, incorporated with the goal of inducing immune tolerance to GAA protein.  We believe that the AAV8 vector capsid coupled with the novel hybrid promoter is a differentiated approach that optimizes the potential of AT982 to deliver long term and transformative clinical benefit to Pompe patients following a single administration.

Preclinical Proof-of-Concept for AT982

In February 2018 we reported the results from a preclinical construct selection study conducted in a well-established murine model of Pompe disease. The study evaluated both AAV8 and AAV9 capsid serotypes, paired with novel promoter elements designed to target GAA expression in a range of tissues, including skeletal and cardiac muscle, the nervous system and the liver.  The study evaluated the six constructs across a three-log dose range and included a broad battery of biochemical and immunological assays.  Of the six vectors evaluated, an AAV8 vector with a novel muscle-liver hybrid promoter was selected as the clinical development candidate, AT982.

In the preclinical construct selection study in the Pompe mouse model, AT982 was confirmed to provide dose-dependent GAA expression and activity in neural tissues, reduced glycogen accumulation and improved muscle pathology, and a favorable immune profile as measured by anti-GAA antibody titer.

Planned Development of AT982

We are currently conducting IND enabling preclinical studies and plan to submit an IND for AT982 in mid-2018, and to initiate a Phase 1/2 clinical trial of AT982 in the fourth quarter of 2018.  In parallel, we are initiating manufacturing activities at our internal facility to develop a robust and scalable process appropriate to support the needs of our planned clinical trials and eventual commercial sales, if approved.

Regulatory Interactions

Meetings with global regulatory authorities to discuss pre-IND and pre-CTA activities are underway. A scientific advice meeting has been held with the Medicines and Healthcare Products Regulatory Agency, or MHRA, and we have scheduled a pre-CTA meeting with the Paul Ehrlich Institute, or PEI, and a pre-IND meeting with the FDA. Both the FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to a prototype version of AT982, which we plan to update to reflect the use of our new hybrid promoter vector for development.

AT307 for Treatment of CASQ2-Catecholaminergic Polymorphic Ventricular Tachycardia

Overview of CASQ2-CPVT

CASQ2-CPVT is a life-threatening, autosomal recessive, inherited cardiac disease caused by mutations in the CASQ2 gene that encodes the protein called calsequestrin 2. The CASQ2 protein plays a key role in the release of calcium within the cardiac muscle cell, which is necessary for normal cardiac contractile function to maintain normal heart rhythm. Literature estimates suggest that CPVT occurs in one in 10,000 people, with approximately 2% to 5% due to mutations in the CASQ2 gene. This equates to an estimated prevalence of 6,000 affected people in North America, Europe and other addressable markets.  To confirm these numbers, we have recently initiated activities to identify CASQ2-CPVT patients and further characterize the disease burden and unmet medical need for patients living with CPVT.

CPVT is characterized by the sudden occurrence of severe ventricular arrhythmia that can cause dizziness and fainting, and can progress rapidly to cardiac arrest and sudden cardiac death. These arrhythmias are triggered during exercise or in response to a sudden stressful occurrence. It is estimated that 30% of people with CASQ2-CPVT will have had a cardiac event by the age of ten, and 79% will have had an event by the age of 40. Untreated, mortality is reported to be in the range of 30% to 50% by the age of 30. In addition, a high proportion of sudden infant death is also thought to be due to severe arrhythmia-related events such as CPVT. Due to the association between exercise, stress and the onset of symptoms, there is a significant impact on the activities of daily living of patients, their families and their caregivers, as any stressful event or activity may trigger an episode, creating considerable anxiety for the patients and their family members. Despite major electrophysiological abnormality, patients with CPVT have a structurally normal heart and a normal baseline electrocardiogram (ECG). However, during a cardiac stress test, such as an exercise test on a treadmill, patients with CPVT display a distinct “polymorphic” ventricular tachycardia on ECG that makes clinical diagnosis straightforward.

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

AT307 Description

AT307 consists of an AAV8 vector that is designed to deliver a functional CASQ2 gene and to increase CASQ2 protein expression in targeted tissues. We are utilizing AAV8 because it is known to effectively penetrate heart tissue. We believe AT307 has the potential to provide long-term clinical benefit to CASQ2-CPVT patients through persistent expression of the protein following a single administration, resulting in a significant reduction in life-threatening arrhythmic events and other disease symptoms.

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

More recently, we conducted a dose ranging study with the proposed AT307 clinical construct in the murine model of CASQ2-CPVT.  In our study, a single tail vein injection at doses of 3.0x1013 vg/kg and 3.0x1014 vg/kg of AT307 significantly reduced the characteristic CASQ2 ventricular tachycardia four and twelve weeks after dosing, respectively.

Statistical significance is important and when used herein is denoted by p-values. The p-value is the probability that the reported result was achieved purely by chance (for example, a p-value < 0.001 means that there is a less than 0.1% chance that the observed change was purely due to chance). Generally, a p-value less than 0.05 is considered to be statistically significant.

Planned Clinical Development of AT307

We plan to submit an IND for AT307 in the first quarter of 2018, and to initiate a Phase 1/2 study in the fourth quarter of 2018. In this study, we plan to determine the safety of AT307 in patients with CASQ2-CPVT and to use the clear efficacy endpoint of an exercise electrocardiogram as a means to evaluate therapeutic benefit.

Regulatory Interactions

We have held a pre-IND meeting with the FDA regarding our IND submission, and with the MHRA regarding our planned CTA submission. In addition, both the FDA and EMA have granted orphan drug designation to a prototype version of AT307, which we plan to update to reflect the final construct we intend to advance into clinical trials.

Manufacturing

It is important to our business to ensure reliable, high quality clinical and commercial supply that is produced cost effectively. For these reasons, we have built and scaled a 38,000 square foot, state-of-the-art cGMP manufacturing plant in South San Francisco that has been designed and commissioned as a multi-product facility intended to support commercial licensure by both the FDA and EMA.  We currently manufacture all of our product candidates in-house, and our AAV process development and manufacturing teams continue to advance the science of AAV manufacturing through the development and implementation of novel production technologies. We view our internal manufacturing capability as a key competitive advantage as it allows for better control over product development timelines, costs and intellectual property, such as trade secrets, novel inventions and proprietary knowledge. Our process development and manufacturing teams are composed of a combination of industry veterans and established key opinion leaders in the field of AAV manufacturing. In addition to our cGMP manufacturing capability, we have established robust in-house process and analytical development operations to help ensure the long-term scalability and quality of our manufacturing operations.

Our manufacturing strategy focuses on utilizing mammalian cells as the substrate for AAV-based product candidates. Mammalian cells are the natural host for AAV, and so provide a cellular environment most closely mimicking that in which the virus normally replicates. We believe that matching the production host cell to the vector in this way best preserves the quality of the replication complexes responsible for synthesizing viral vector genomes and creating, assembling and filling viral vector capsids with those genomes. Our product candidates are manufactured using transient transfection, in which genetic components for vector production are supplied to cells during each manufacturing run.

Our current production process utilizes HEK293 cells, which are the most commonly used host cell for AAV vector production. These cells are familiar to regulatory authorities and commercial cell culture media manufacturers, and take up foreign DNA robustly to produce high transient vector titers. Our early clinical stage production platform utilizes serum-free suspension cell culture of HEK293 cells and transient transfection of plasmids to produce AAV vectors in a scalable process. We believe this approach maximizes speed of development, product quality and regulatory compliance. Further, our analytical team utilizes the latest technologies for characterization of biological molecules to enable the creation of strict standards of quality and potency that we believe will differentiate our products from others in the field.

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

Our in-licensed patents and patent applications are directed to the compositions of matter and methods of use related to various aspects of our product candidates as well as certain aspects of our manufacturing capabilities. As of December 31, 2017, we have one international patent application directed to modified AAV vectors and methods of manufacturing the same. If granted, we expect that a U.S. patent claiming priority to this application would expire in 2036. Our in-licensed patent portfolio as it relates to one or more of our product candidates includes:

•

three U.S. patents relating to AT132, expiring in 2034, as well as one U.S. patent application, comprising claims directed to recombinant AAV for use in treating XLMTM and AAV constructs containing the MTM gene under control of the desmin promoter and uses thereof;

•

one international patent application which, if granted as a U.S. patent, would be projected to expire in 2036, comprising claims directed to recombinant AAV for use in treating Crigler-Najjar and AAV constructs containing a codon-optimized UGT1A1 gene;

•

five U.S. patents, expiring between 2022 and 2024, as well as corresponding patents and patent applications internationally, relating to recombinant AAV vectors having an AAV8 capsid utilized in AT132, AT342, and AT982;

•	two U.S. patents relating to AT307, expiring in 2032, as well as one U.S. patent application, each with claims directed to methods of treating recessive CPVT by CASQ2 gene therapy; and
•

one U.S. patent, expiring in 2026, and three U.S. patent applications, as well as corresponding patents and patent applications internationally, relating to recombinant AAV vectors having an AAV9 capsid utilized in AT307.

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

Material License and Collaboration Agreements

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

As consideration for the licensed rights, we paid REGENXBIO an initial fee of $0.3 million and 50,228 shares of our common stock. We also agreed to pay REGENXBIO (i) an annual maintenance fee; (ii) up to $8.85 million in combined milestone fees per licensed product related to XLMTM and up to $8.85 million in combined milestone fees per licensed product related to Pompe disease, a small portion of which may be paid in the form of shares of our common stock; (iii) mid to high single digit royalty percentages on net sales of licensed products and (iv) mid- single digit to low twenties royalty percentages of any sublicense fees we receive from sublicensees for the licensed patent rights.

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

As consideration for the licensed rights, we paid REGENXBIO an upfront fee of $1.0 million. For each additional indication, we may elect to pursue under the licensed rights, we agreed to pay REGENXBIO a fee of $0.5 million upon such election. We also agreed to pay REGENXBIO (i) an annual maintenance fee for each covered indication; (ii) up to $8.8 million in combined development and regulatory milestone fees for each indication and each licensed product; (iii) up to $45.0 million in combined commercial milestone fees based on various annual aggregate net sales thresholds; (iv) mid-single digit to low teens royalty percentages on net sales of licensed products sold by us, our affiliates and sublicensees and (v) a low twenties percentage of any sublicense fees we receive from sublicensees for the licensed products and certain fees we receive from the sale or transfer of specified rights related to a licensed product.

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

ICSM (formerly FSM) License Agreement

During the second quarter of 2017, we amended and restated our license agreement with Istituti Clinici Scientifici Maugeri S.p.A SB, or ICSM, the successor to Fondazione Salvatore Maugeri, or FSM. The amended and restated agreement is effective as of September 26, 2014, the date of the original license agreement. We had acquired the original license agreement through our acquisition of Cardiogen Sciences, Inc., or Cardiogen, in August 2015.

As consideration for the original license agreement, Cardiogen issued 425,000 shares of Cardiogen common stock to FSM, the original licensor.  In connection with our acquisition of Cardiogen, the Cardiogen shares held by FSM were cancelled and converted into 51,968 shares of our common stock.

Under the amended and restated agreement, we obtained an exclusive worldwide license to certain intellectual property to develop, use and commercialize products.  The intellectual property licensed to us under the amended and restated agreement primarily relates to CPVT.  In addition, any intellectual property which may result from research which is to be conducted by Maugeri and sponsored by Audentes under a separate sponsored research agreement is automatically included within the licenses granted to us under the amended and restated agreement.  The initial focus of that sponsored research is dominant CPVT.  Under the amended and restated agreement, we are obligated to use commercially reasonable efforts to develop at least one (1) product and, after receiving regulatory approval in a given country, commercialize that product in such country.

We may terminate the amended and restated agreement for convenience upon prior written notice. Either party may terminate the agreement upon prior written notice for the uncured material breach of the agreement by the other party or the other party’s bankruptcy or liquidation.

The amended and restated agreement provides for development milestone payments to ICSM totaling up to 0.6 million Euros and we agreed to pay ICSM a low single-digit royalty based on net sales of licensed products for as long as such product is covered by a valid claim of the licensed patents in the applicable country. In conjunction with the amended and restated agreement, we also entered into a sponsored research agreement with ICSM requiring an upfront payment of 0.4 million Euros and a minimum annual funding commitment for research of 0.3 million Euros per year.  If Audentes terminates the sponsored research agreement, we would have to pay ICSM a termination fee equal to such annual funding commitment.  As indicated above, any intellectual property which may result from research which is to be conducted by Maugeri and sponsored by Audentes under such sponsored research agreement is automatically included within the licenses granted to us under the amended and restated license agreement.  The sponsored research agreement also provides us with a right of first negotiation to sponsor research to be conducted by ICSM with respect to gene therapies for additional cardiac indications.

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

As consideration for the licensed rights, we paid the University of Pennsylvania an upfront fee of $0.5 million, as well as $4.5 million for certain preclinical development activities. We are obligated to pay the University of Pennsylvania (i) up to an aggregate of $6.0 million for preclinical development activities agreed upon by both parties, subject to adjustment based on the work plan, which amount includes the $4.5 million that had been previously paid, (ii) up to an aggregate of $13.7 million in development, regulatory and net sales milestone payments for the first licensed product; (iii) low to mid-single-digit royalty percentages on tiered annual net sales of the licensed products sold by us, our affiliates or sublicensees and (iv) mid-single-digit to low double-digit percentages of any sublicense fees we receive from third parties for the grant of sublicenses to any licensed patent rights.

Under the agreement, we are obligated to use commercially reasonable efforts to develop, pursue regulatory approval for, market and commercialize at least one licensed product. The University of Pennsylvania will be responsible for conducting preclinical development activities according to a work plan, including all IND- enabling non-clinical studies and research grade manufacturing. We will be responsible for regulatory strategy and operations, clinical development, cGMP manufacture and commercialization of the licensed products.

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

•

AT982 for Pompe Disease. The current standard of care is ERT with recombinant GAA protein. Genzyme Corporation currently markets MYOZYME and LUMIZYME, which are ERTs for the treatment of Pompe disease. Multiple companies, including Genzyme Corporation, Amicus Therapeutics, Inc., Valerion Therapeutics, LLC and Oxyrane UK Limited are currently reported to be developing next generation ERT to treat Pompe disease. The furthest advanced of these is neoGAA from Genzyme Corporation. In addition, we are aware of three companies researching alternative gene therapy approaches to treating Pompe disease, including Spark Therapeutics, Inc., AVROBIO, Inc., and Actus Therapeutics, Inc. Of these, only Actus Therapeutics, Inc. is actively recruiting for a Phase 1 human clinical trial.

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

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing and distribution of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $2,400,000 for Fiscal Year 2018. Under an approved BLA, the applicant is also subject to an annual program fee, currently exceeding $300,000 for each prescription product.  Beginning in Fiscal Year 2018, this annual program fee replaces the annual product and establishment fees. These fees typically increase annually. A BLA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the BLA includes an indication for other than a rare disease or condition.  Additionally, an approved orphan-designated drug is exempt from the annual program fee if the applicant and its affiliates had less than $50 million in gross worldwide revenue during the previous year. We have received orphan drug designation for all of our product candidates, and therefore, we expect to be exempt from these fees. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the Agency’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of BLAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA accepts the BLA for filing; applications classified as Priority Review are reviewed within six months of the date the FDA accepts the BLA for filing. A BLA can be classified for Priority Review when the FDA determines the biologic product has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information, or information intended to clarify information already provided in the BLA submission.

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

Regenerative Medicine Advanced Therapy (RMAT) Designation

Established under the 21st Century Cures Act, the RMAT designation is an expedited program for the advancement and approval of regenerative medicine therapies that are intended to treat, modify, reverse, or cure a serious condition and where preliminary clinical evidence indicates the potential to address unmet medical needs for life-threatening diseases or conditions. Similar to Breakthrough Therapy designation, the RMAT allows companies developing regenerative medicine therapies to work earlier, more closely, and frequently with the FDA, and RMAT-designated products may be eligible for priority review and accelerated approval. Regenerative medicine therapies include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the PHS Act and Title 21 of the Code of Federal Regulations Part 1271. In a November 2017 draft guidance document, the FDA stated that gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues, as well as combination products when the biological product component provides the greatest contribution to the overall intended therapeutic effects of the combination product, may meet the definition of a regenerative medicine therapy. For product candidates that have received a RMAT designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

Rare Pediatric Disease Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher program, FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease.  The voucher entitles the sponsor to priority review of one subsequent marketing application.

A voucher may be awarded only for an approved rare pediatric disease product application.  A rare pediatric disease product application is an NDA or BLA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA or BLA must be deemed eligible for priority review; the NDA or BLA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by FDA; and the NDA or BLA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population.  Before NDA or BLA approval, FDA may designate a product in development as a product for a rare pediatric disease, but such designation is not required to receive a voucher.

To receive a rare pediatric disease priority review voucher, a sponsor must notify FDA, upon submission of the NDA or BLA, of its intent to request a voucher.  If FDA determines that the NDA or BLA is a rare pediatric disease product application, and if the NDA or BLA is approved, FDA will award the sponsor of the NDA or BLA a voucher upon approval of the NDA or BLA.  FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval.

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or BLA and entitles the holder to priority review of the accompanying NDA or BLA.  The sponsor submitting the priority review voucher must notify FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee ($2,830,579 in fiscal year 2018).  FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the 21st Century Cures Act, allowing a product that is designated as a product for a rare pediatric disease prior to October 1, 2020 to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA or BLA prior to October 1, 2022.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or after August 18, 2020.

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

An increasing number of states have enacted legislation requiring pharmaceutical and biotechnology companies to file periodic reports of expenses relating to the marketing and promotion of drug products and gifts and payments to individual healthcare practitioners in these states; make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities; price gouging; or pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing. In addition, states such as California, Connecticut, Nevada, and Massachusetts required pharmaceutical companies to implement compliance programs and/or marketing codes.  All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Healthcare Reform

In March 2010, President Obama enacted the ACA, which has begun to substantially change healthcare financing and delivery by both governmental and private insurers, and has also begun to significantly impact the pharmaceutical and biotechnology industry. The ACA has impacted existing government healthcare programs and resulted in the development of new programs.

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

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; the Bipartisan Budget Act of 2018 increased the manufacturer’s subsidy under this program from 50% to 70% of the negotiated price, beginning in 2019;

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

Employees

As of December 31, 2017, we had 152 full-time employees, including 24 employees with M.D. or Ph.D. degrees, and one part-time employee, who holds a Ph.D. degree. Of our workforce, 131 employees are engaged in research and development activities and 21 employees are engaged in finance, legal, human resources and general management activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We are a Delaware corporation incorporated on November 13, 2012. Our principal offices are located at 600 California Street, 17th Floor, San Francisco, CA 94108, and our telephone number is 415-818-1001. Our website address is www.audentestx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock.

Financial Information

We manage our operations and allocate resources as a single operating segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2017, 2016 and 2015and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

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

We have invested substantially all of our efforts and financial resources in the identification and preclinical development of our current product candidates, AT132 for X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have initiated Phase 1/2 clinical studies of AT132 and AT342. We plan to file an IND for AT307 to treat CASQ2-CPVT in the first quarter of 2018, and are conducting IND-enabling preclinical studies of AT982 for the treatment of Pompe disease, for which we plan to file an IND in mid-2018. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

The success of our product candidates depends on multiple factors, including:

•	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;
•

effective Investigational New Drug applications, or INDs, or Clinical Trial Authorizations, or CTAs, that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;

•

successful completion of preclinical studies, including those compliant with Good Laboratory Practices (GLP), or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices, or GCPs;

•	receipt of regulatory approvals from applicable regulatory authorities;
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

Though viral vectors similar to ours have been evaluated by others in clinical trials, our product candidates only recently entered into human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and if we report interim safety and efficacy results from an ongoing clinical trial, we may not be able to confirm these results upon full analysis of the complete trial data. For example, in ASPIRO, an ongoing Phase 1/2 clinical study of AT132 in XLMTM patients, AT132 has provided encouraging preliminary data.  However, the interim dataset from ASPIRO will differ from the final data, upon which global regulatory decisions will be based.  Potential reasons for these differences include, but are not limited to:

•

the interim dataset provided includes a small sample size with an initial cohort of three patients and one control, and results from longer term follow-up in this first dose cohort, or results from future cohorts. may not be replicated;

•	not all patients may demonstrate improvement;
•

patients may discontinue their involvement in ASPIRO for a number of reasons, including disease progression, following a response or a lack of clinical benefit, and discontinuations will impact the amount of data we may collect over time;

•	additional time and patient accrual provide new opportunities to capture new adverse events and further characterize the safety and efficacy of AT132; and
•

the precise composition of the final dataset is subject to additional regulatory feedback, which is expected closer to the time of the BLA, or equivalent, and the advice may vary by regulatory authority.

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapy studies that raise safety or efficacy concerns broadly about the field of gene therapy, or about our product candidates specifically. For instance, we have conducted non-GLP rodent studies of AT132 and AT982 in which we observed safety signals.  While IND-enabling toxicology studies of AT982 are ongoing, we have not observed these same safety signals with AT132 when we evaluated it in the naturally-occurring canine model of XLMTM, or in non-human primate toxicology studies. Additionally, in January 2018, an academic gene therapy researcher published results from non-GLP studies conducted in a small number of non-human primates and piglets, utilizing AAV vectors with different capsid serotypes and transgenes than those we use in our product candidates.  These publications cited concerns about the potential risks of high systemic dosing of AAV gene therapy products.  We have not observed similar results in any of our non-clinical studies with our candidate vectors; and

•

we continue to conduct preclinical and clinical studies across our portfolio of product candidates. If we observe unexpected safety signals in these studies, we may decide, or regulatory authorities may require us, to delay or halt further development of our product candidates.

Our product candidates are based on a novel AAV gene therapy technology with which there is limited clinical experience to date, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

Our product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other gene therapy companies experience in the future related to gene therapy technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, EMA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only one gene therapy product has been approved in the United States and only two gene therapy products have been approved in Europe, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union, or EU, or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

Prior to commercialization, our product candidates must be approved by the FDA pursuant to a BLA in the United States and by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

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

We have invested in our own state-of-the-art cGMP manufacturing facility in South San Francisco, California, where we are developing and implementing novel production technologies to supply our preclinical and clinical trials. We believe that development of an internal manufacturing capability provides us with enhanced control of material supply for preclinical and clinical trials and the commercial market, enables the more rapid implementation of process changes and allows for better long-term margins. However, we have limited experience as a company in developing a manufacturing facility and there exist only a small number of CMOs with the experience necessary to manufacture our product candidates. We may have difficulty hiring experts to staff and operate our internal manufacturing facility or finding and maintaining relationships with external CMOs and, accordingly, our production capacity could be limited. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, delays in implementation of novel in-house technologies or scale-up activities, labor shortages, natural disasters, including earthquakes, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy. The occurrence of any of these factors could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Our business model is centered on applying our expertise in rare diseases by establishing focused selection criteria to develop and advance a broad portfolio of gene therapy product candidates through development into commercialization. We may not be able to identify and develop new product candidates, and even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not receive regulatory approval. For example, during preclinical or clinical development, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment. For example, an increasingly anticipated side effect of AAV gene therapy is the development of a T-cell response, most often seen affecting the liver. In ASPIRO, our Phase 1/2 study of AT132, we have seen elevations of liver enzymes, a signal that a T-cell mediated immune response has likely occurred, and in one patient, we reported a case of myocarditis and elevated troponin levels, which were deemed to be probably related to treatment with AT132. To date, all of the adverse events in ASPIRO have been controlled by treatment, however, if we are unable to clinically manage potential safety events in the future, we may decide or be required to halt or delay further clinical development of our product candidates.

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

Genetically defined diseases generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate that the incidence of XLMTM is approximately one in 50,000 male births, that the incidence of Crigler-Najjar is approximately one in 1,000,000 births, that the incidence of Pompe disease is one in 40,000 births, and based on the literature, we estimate that there are approximately 6,000 people in North America, Europe and other addressable markets with CASQ2-CPVT. To confirm these numbers, we have recently initiated activities to identify CASQ2-CPVT patients and further characterize the disease burden and unmet medical need for patients living with CPVT. In addition, some of our potential patients may have neutralizing antibodies to the AAV capsid serotypes we employ, which may affect the therapeutic efficacy of our product candidates. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Patient enrollment may be affected by other factors including:

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

A Regenerative Medicine Advanced Therapy (RMAT) Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

Established under the 21st Century Cures Act, the RMAT designation is an expedited program for the advancement and approval of regenerative medicine products where preliminary clinical evidence indicates the potential to address unmet medical needs for life-threatening diseases or conditions. We plan to seek RMAT designations for our product candidates if the clinical data support such designation. Similar to Breakthrough Therapy designation, the RMAT designation allows companies developing regenerative medicine therapies to work more closely and frequently with the FDA, and RMAT-designated products may be eligible for priority review and accelerated approval. In a November 2017 draft guidance document, the FDA stated that gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues, may meet the definition of a regenerative medicine therapy. For product candidates that have received a RMAT designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited the FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as RMAT therapies, the FDA may later decide that the product no longer meets the conditions for qualification.

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We have received Fast Track Designation for AT132 and AT342, and in the future, we may seek additional Fast Track Designations for other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.

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

As part of our business strategy, we have sought and received Orphan Drug Designation for AT132 and AT342 in the United States and Europe.  Both the FDA and EMA have granted orphan drug designation to prototype versions of AT307 and AT982, which we plan to update to reflect the final constructs we intend to advance into clinical trials.  However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity.

Additionally, even though we have obtained an Orphan Drug Designation for AT132 and AT342, and prototype versions of AT307 and AT982, and even if we obtain orphan drug exclusivity for these product candidates and other product candidates, that exclusivity may not effectively protect AT132, AT342, AT982 and AT307 from competition because drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can also subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA or BLA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that any of our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA or BLA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent NDA. In July 2017, the FDA notified us that we obtained Rare Pediatric Disease designations for AT132 for the treatment of XLMTM and AT342 for the treatment of Crigler-Najjar syndrome. If a product candidate is designated before October 1, 2020, as is the case with AT132 and AT342, it is eligible to receive a voucher if it is approved before October 1, 2022.  However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain priority review vouchers prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved.  Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

The insurance coverage and reimbursement status of newly-approved gene therapy products is uncertain. We may not be able to obtain or maintain adequate coverage and reimbursement for our product candidate(s), if approved.

It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for our product candidates, as gene and cell therapies are novel products that are generally anticipated to establish premium pricing and are initially intended as a one-time single administration. In the United States, Luxturna, a gene therapy product manufactured by Spark Therapeutics, Inc., was approved for marketing by the FDA in December 2017. In October 2017, the FDA approved Yescarta, an additional CAR-T cell therapy product manufactured by Kite Pharma, Inc. Kymriah, a CAR-T cell therapy product manufactured by Novartis AG, was approved for marketing by the FDA in August 2017. While there is no body of established pricing and reimbursement practices for these novel gene and cell therapy products, and no uniform policy of coverage and reimbursement exists among third-party payors, these products may establish a pricing and reimbursement precedent for our product candidates, if approved. The Centers for Medicare and Medicaid Services, or CMS, administers the Medicare and Medicaid programs, which are increasingly used as models for how private payors develop their coverage and reimbursement policies, but coverage and reimbursement for products can differ significantly from payor to payor. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for a fundamentally novel gene therapy product such as ours, or how the CMS’s decision will affect our ability to obtain coverage and adequate reimbursement from other third-party payors, if any of our product candidates receive FDA approval. Moreover, reimbursement agencies in the European Union may be more conservative than the CMS. For example, several cancer drugs have been approved for reimbursement in the United States but have not been approved for reimbursement in certain European Union Member States.

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

The biotechnology and pharmaceutical industries, including the gene therapy field, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing gene therapies in various indications as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.  To our knowledge, other therapies, products or product candidates currently in development include:

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

For the treatment of Pompe disease, the current standard of care is enzyme replacement therapy (ERT) with recombinant GAA protein. Genzyme Corporation currently markets MYOZYME and LUMIZYME, which are ERTs for the treatment of Pompe disease. Multiple companies, including Genzyme Corporation, Amicus Therapeutics, Inc., Valerion Therapeutics, LLC and Oxyrane UK Limited are currently reported to be developing next generation ERT to treat Pompe disease. The furthest advanced of these is neoGAA from Genzyme Corporation. In addition, there are currently three companies researching alternative gene therapy approaches to treating Pompe disease, including Spark Therapeutics, Inc., AVROBIO, Inc., and Actus Therapeutics, Inc. Of these, only Actus Therapeutics, Inc. is actively recruiting for a Phase 1 human clinical trial.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by the CMS, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product label. Even if we are successful in obtaining FDA approvals to commercialize our products, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our products is indicated.

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

If we are unable in the future to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if they are approved and we may not be able to generate any revenue.

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. To commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-

technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

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

Risks Related to Our Financial Position

Comprehensive tax reform bills could increase the tax burden on our orphan drug programs and adversely affect our business and financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

Further, the newly enacted comprehensive tax legislation, among other things, reduces the orphan drug credit from 100% to 50% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. This prospectus supplement does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $90.2 million and $59.7 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $190.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of our products. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for AT132, AT342, AT982, AT307 and other future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2017, our cash, cash equivalents and short-term investments were $133.6 million.

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. The FSM and Genethon patent families were filed only in the United States, and therefore these patent families will not provide patent protection outside the United States. While other patent families include foreign counterparts, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If any of our AT132, AT342, AT982 or AT307 product candidates are approved by the FDA as a biological product under a BLA in the United States, we believe the product would qualify for a 12-year period of exclusivity. For example, if our AT132 product was approved by the FDA as a biological product under a BLA in 2020, we believe it would qualify for a 12-year period of exclusivity, which would expire in 2032, or two years before the Genethon patent family will expire in the United States absent patent term adjustment or patent term extension. Similarly, if our AT307 product was approved by the FDA as a biological product under a BLA in 2020, we believe it would qualify for a 12-year period of exclusivity, which would expire in 2032, the same year the FSM patent family will expire in the United States absent patent term adjustment or patent term extension. Moreover, our exclusive licenses are subject to retained rights, which may adversely impact our competitive position. As a result, our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties, such as outside our field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

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

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. We currently hold licenses or other rights for certain intellectual property, such as from REGENXBIO relating to various AAV vectors, from Genethon related to XLMTM, from the University of Pennsylvania relating to Crigler-Najjar, and from Istituti Clinici Scientifici relating to various nucleic acid sequences associated with single mutation arrhythmias related to CASQ2-CPVT.

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

Under our license agreements with REGENXBIO, the University of Pennsylvania, and ICSM, we will be required to pay royalties based on our net revenues from sales of our products utilizing the technologies and products. These royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates and in the raising of funding. In addition, these agreements contain development obligations and we may not be successful in meeting all of the obligations in the future on a timely basis or at all. We may need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements. Delay or failure by any such third parties could adversely affect the continuation of our license agreements with third-party licensors.

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

•	identifying, recruiting, integrating, maintaining and motivating new and existing employees;
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

As of December 31, 2017, in accordance with the Sarbanes-Oxley Act, our management was required to perform an evaluation of our internal control over financial reporting. However, as of December 31, 2017, our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we will not in the future identify one or more material weaknesses in our internal control over financial reporting, which may have a negative impact on our ability to timely and accurately produce financial statements or which may negatively impact the confidence level of our stockholders and other market participants with respect to our ability to produce timely and accurate financial statements.

To the extent necessary, implementing any future changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to raise new capital or effectively market and sell our product candidates once they are approved for commercial sale.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect will increase after we are no longer an “emerging growth company.” In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and The Nasdaq Stock Market LLC, or Nasdaq, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Furthermore, as of December 31, 2017, we will become an “accelerated filer” and will be required to file our annual report and quarterly reports more quickly than we previously had been required to file them, which may require us to dedicate additional resources to the timely filing of such reports. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Natural disasters, including earthquakes to which the San Francisco Bay Area is prone, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, fire, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, or accident, and are unaware of any security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California. We occupy 29,720 square feet of office space in this location under a lease that expires in June 2023. Additionally, we occupy 38,960 square feet of cGMP manufacturing space in South San Francisco, California, under a lease that expires in May 2027. We have the option to exercise two additional five-year terms for this manufacturing space at the end of the initial ten-year lease. We occupy 7,555 square feet of research and development office space in South San Francisco, California, under a lease that expires in February 2020. Additionally, we occupy 26,553 square feet of research and development laboratory space in South San Francisco, California, under a lease that expires in January 2026.

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

	High	Low
Third quarter (beginning July 20, 2016)	$19.00	$13.06
Fourth quarter 2016	$20.74	$13.13
First quarter 2017	$18.62	$14.52
Second quarter 2017	$20.96	$13.90
Third quarter 2017	$33.43	$15.74
Fourth quarter 2017	$32.88	$24.32

On March 5, 2018, the last reported sale price for our common stock on The Nasdaq Global Market was $33.63 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between July 20, 2016 (the date of our initial public offering) and December 31, 2017, with the cumulative total return of (a) The Nasdaq Biotechnology Index (^NBI) and (b) The Nasdaq Composite Index (^IXIC), over the same period. This graph assumes the investment of $100 on July 20, 2016 in our common stock, The Nasdaq Biotechnology Index and The Nasdaq Composite Index and assumes the reinvestment of dividends, if any.

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

Cumulative Total Return Comparison

	July 20, 2016	December 31, 2016	December 31, 2017

Audentes Therapeutics, Inc.	$100.00	$120.75	$206.54
Nasdaq Composite Index	$100.00	$106.37	$137.89
Nasdaq Biotechnology Index	$100.00	$95.98	$116.75

This performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Holders

As of March 5, 2018, there were 17 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by stockholders	5,073,132	(1)	$15.03	202,547	(2)
Equity compensation plans not approved by stockholders	—		$—	—
Total	5,073,132		$15.03	202,547
(1)

Includes 5,073,132 shares of common stock issuable upon exercise of outstanding options under all existing equity compensation plans. Of these shares, 1,950,554 were subject to options then outstanding under our 2012 Equity Incentive Plan and 3,122,578 were subject to options then outstanding under our 2016 Equity Incentive Plan (the 2016 Plan).

(2)

Represents 202,547 shares of common stock available for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. The additional shares from the annual increase on January 1, 2018 are not included in the table above.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On July 19, 2016, our Registration Statement on Form S-1 (File No. 333-208842) relating to the initial public offering of our common stock was declared effective by the SEC. On April 18, 2017, our Registration Statement on Form S-1 (File No. 333-217225) relating to the follow-on offering of our common stock was declared effective by the SEC. On August 23, 2017, our Registration Statement on Form S-3 (File No. 333-219797) relating to our follow-on offering of our common stock was declared effective by the SEC.

There has been no material change in the expected use of the net proceeds from our initial public offering, our follow-on offering or our public offering, as described in our final Prospectuses filed with the SEC on July 20, 2016, April 19, 2017, and January 25, 2018 pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes and other financial information included in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2017, 2016, and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Research and development	$75,902	$48,770	$20,235	$9,280	$1,911
General and administrative	17,275	11,276	6,491	1,670	1,143
Loss from operations	(93,177)	(60,046)	(26,726)	(10,950)	(3,054)
Interest income	767	472	245	6	—
Other income (expense), net	(74)	(94)	23	125	—
Loss before income taxes	(92,484)	(59,668)	(26,458)	(10,819)	(3,054)
Income tax benefit	2,246	—	—	—	—
Net loss	$(90,238)	$(59,668)	$(26,458)	$(10,819)	$(3,054)
Basic and diluted net loss per common share	$(3.40)	$(5.59)	$(23.03)	$(21.56)	$(8.64)
Weighted-average basic and diluted common shares	26,578,162	10,673,559	1,148,827	501,707	353,472

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$38,967	$36,359	$72,058	$45,599	$12,946
Short-term investments	94,638	68,524	23,169	14,851	—
Property and equipment, net	24,372	18,936	2,968	264	110
Working capital	119,298	95,877	91,916	57,830	12,761
Total assets	178,662	142,057	117,469	63,009	13,327
Total liabilities	22,064	22,686	15,780	3,145	415
Stockholders' equity	156,598	119,371	101,689	59,864	12,912

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

Overview

We are a clinical stage biotechnology company focused on developing and commercializing gene therapy products for patients suffering from serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the affected gene to cells, resulting in production of the normal protein. We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have initiated Phase 1/2 clinical studies in our AT132 and AT342 programs, and plan to provide interim data from these studies in the second quarter of 2018.  We plan to file an IND for AT307 to treat CASQ2-CPVT in the first quarter of 2018, and we are conducting IND-enabling preclinical studies of AT982 for the treatment of Pompe disease, for which we plan to file an IND in mid-2018.  We maintain full global rights to all our product candidates.

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

We have built our portfolio of product candidates in part by engaging in license and collaboration agreements as well as strategic transactions with third parties. In July 2013, we entered into a license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we obtained intellectual property rights related to AT132 and AT982. In January 2014, we entered into a collaborative development agreement with Genethon, pursuant to which we acquired intellectual property rights related to AT132 in exchange for granting Genethon the exclusive right to manufacture materials for preclinical and early clinical development, subject to Genethon’s ability to supply required quantities in accordance with applicable timelines, and the funding for certain research and development activities related to AT132. In August 2015, in connection with our acquisition of Cardiogen Sciences, Inc., or Cardiogen, we acquired a license agreement with Fondazione Salvatore Maugeri, or FSM, pursuant to which we obtained a license to FSM’s intellectual property rights related to AT307 and certain other products that we may develop related to the treatment of several additional inherited arrhythmias. That agreement was subsequently amended in May 2017 with FSM’s successor, Istituti Clinici Scientifici Maugeri S.p.A SB, or ICSM, providing us with rights to develop gene therapies in indications related to CPVT along with an option for development in additional cardiac indications. In November 2015, we entered into two additional license agreements with REGENXBIO, pursuant to which we obtained intellectual property rights related to AT307 and AT342. In May 2016, we entered into a license and collaboration agreement with The Trustees of the University of Pennsylvania, or the University of Pennsylvania, pursuant to which we obtained a license to develop and commercialize a gene therapy product for Crigler-Najjar.

Under these licensing, collaboration, and strategic arrangements for technologies that are incorporated into our product candidates, we are contractually committed to payments for licensing fees, services, and royalties, in addition to contingent payments upon achievement of certain milestones. For further information about our license and collaboration agreements, see the section entitled “Business—Material License and Collaboration Agreements.”

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $90.2 million, $59.7 million and $26.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $190.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock, through the issuance and sale of our common stock pursuant to our initial public offering, or IPO, in July 2016, a follow-on offering in April 2017, pursuant to an “at-the-market” program and sales agreement, or ATM, we entered into with Cowen and Company, LLC, or Cowen beginning August 2017, and an additional follow-on offering in January 2018. As of December 31, 2017, we had cash, cash equivalents and short-term investments of $133.6 million.

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

Financial Operations Overview

Research and Development Expenses

Research and development direct program expenses consist primarily of external costs incurred for the development of our product candidates, which include:

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

Personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal research and development organization and generally benefit multiple programs. These costs are not allocated by product candidate and consist primarily of:

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense;
•	lab supplies and equipment used for internal research and development activities;
•	unallocated manufacturing expenses; and
•	the change in fair value of contingent acquisition consideration payable.

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

The largest component of our operating expenses has historically been our investment in research and development activities. We do not allocate personnel and other costs, such as salaries, benefits, stock-based compensation expense and certain internal program costs to product candidates on a program-specific basis.

The following table summarizes our research and development expenses incurred during the respective periods:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
AT132 direct program costs	$21,082	$15,190	$5,890
AT342 direct program costs	6,884	7,416	-
AT982 direct program costs	959	2,168	2,154
AT307 direct program costs	3,531	374	1,805
Personnel, non-program, and unallocated program costs	43,446	23,622	10,386
Total research and development expenses	$75,902	$48,770	$20,235

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, including rent and maintenance of facilities, depreciation and amortization expense, and expenses for consulting and outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonuses, payroll taxes, employee benefits and stock-based compensation expense. In addition, we incurred acquisition costs, which were primarily legal and accounting fees, in connection with our acquisition of Cardiogen in 2015. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our product candidates and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The Nasdaq Global Market, the Sarbanes-Oxley Act, additional insurance expenses, investor relations activities and other administration and professional services.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Other Income (Expense), net

Other income (expense), net primarily consists of gains and losses on disposals of property and equipment, investment management fees and foreign currency transaction gains and losses incurred during the period.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to business combinations, contingent consideration payable, and stock-based compensation expense are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Contingent Consideration Payable

We determine the fair value of contingent consideration payable on the acquisition date using a probability-based income approach utilizing an appropriate discount rate. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as adjustments to research and development expense. Changes in the fair value of contingent consideration payable can result from adjustments to the estimated probability and assumed timing of achieving the underlying milestones, as well as, to a lesser extent, from changes to estimated discount rates.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Operating expenses
Research and development	$75,902	$48,770	$27,132
General and administrative	17,275	11,276	5,999
Total operating expenses	93,177	60,046	33,131
Loss from operations	(93,177)	(60,046)	(33,131)
Interest income, net	767	472	295
Other expense, net	(74)	(94)	20
Loss before income taxes	(92,484)	(59,668)	(32,816)
Income tax benefit	2,246	-	2,246
Net loss	$(90,238)	$(59,668)	$(30,570)

Research and Development

Research and development expenses increased by $27.1 million, or 55%, to $75.9 million for the year ended December 31, 2017. The increase was primarily due to a $9.1 million increase in personnel costs due to increased headcount; a $5.9 million and $3.2 million increase in expenses related to our AT132 and AT307 programs, respectively, as we conducted additional preclinical studies, increased manufacturing of study materials and incurred consulting fees and clinical trial costs; a $2.7 million increase in other research and manufacturing expenses not related to specific programs, primarily for consulting and professional services; a $3.1 million increase for stock-based compensation expense due to increased headcount; and a $2.0 million increase for facility costs and depreciation expense, primarily due to increased headcount and investment in manufacturing. These increases were partially offset by a year-over-year reduction in expenses related to our AT342 and AT982 programs of $1.7 million. We anticipate our research and development expenses will continue to increase as we advance development of all our programs.

General and Administrative

General and administrative expenses increased by $6.0 million, or 53%, to $17.3 million for the year ended December 31, 2017. The increase was primarily due to a $1.4 million increase in personnel costs and a $1.8 million increase in stock-based compensation expense due to increased headcount, a $0.7 million increase in facilities-related costs, a $1.1 million increase in consulting and professional services costs, and a $0.5 million increase in insurance costs. Many of these increases were incurred due to us operating as a public company and towards our efforts to achieve and maintain public company regulatory compliance. We expect to continue to incur similar expenses related to our public company compliance efforts.

Interest Income

Interest income, net increased by $0.3 million, or 63%, to $0.8 million for the year ended December 31, 2017, due to interest income earned from the investment of our cash resources into short duration, fixed-income securities, partially offset by the amortization of deferred financing costs related to our debt financing facility as interest expense.

Income Tax Benefit

We recorded an income tax benefit of $2.2 million for the year ended December 31, 2017, as a result of the recent reduction in the corporate tax rate and the partial reversal of a valuation allowance on our deferred taxes related to a portion of our existing deductible temporary differences that are scheduled to reverse in future periods and create net operating losses that will have an indefinite carryover life.

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Operating expenses
Research and development	$48,770	$20,235	$28,535
General and administrative	11,276	6,491	4,785
Total operating expenses	60,046	26,726	33,320
Loss from operations	(60,046)	(26,726)	(33,320)
Interest income, net	472	245	227
Other (expense) income, net	(94)	23	(117)
Loss before income taxes	(59,668)	(26,458)	(33,210)
Income tax benefit	—	—	—
Net loss	$(59,668)	$(26,458)	$(33,210)

Research and Development

Research and development expenses increased by $28.5 million, or 141%, to $48.8 million for the year ended December 31, 2016. The increase was due to a $9.3 million increase in expenses related to our AT132 program, as we conducted additional preclinical studies, increased manufacturing of study materials and incurred consulting and initiation costs in preparation for future clinical trials, a $7.2 million increase in personnel costs and a $1.6 million increase for facility costs primarily due to increased headcount and investment in manufacturing, a $6.0 million increase in expenses related to our AT342 and AT307 programs, which we initiated in late 2015, a $3.5 million increase for lab supplies and other expenses related to expanded research and development activities in support of preclinical research and manufacturing process development, and a $0.8 million increase for stock-based compensation expense.

General and Administrative

General and administrative expenses increased by $4.8 million, or 74%, to $11.3 million for the year ended December 31, 2016. The increase was primarily due to a $1.7 million increase in personnel and consulting costs, a $0.9 million increase in facilities-related costs, a $0.6 million increase in stock-based compensation expense due to increased headcount, a $0.5 million increase in accounting and other professional fees, and a $0.4 million increase in insurance costs. Many of these increases resulted from operations as a public company.

Interest Income

Interest income increased by $0.2 million, or 93%, to $0.5 million for the year ended December 31, 2016, as we invested the funds we received from our equity financings into short duration fixed-income securities.

Liquidity, Capital Resources and Plan of Operations

Since our inception in 2012 through December 31, 2017, our operations have been financed by net proceeds of $135.8 million from the sale of shares of our convertible preferred stock, $155.8 million from the sale of common stock from our IPO and our follow-on offering on April 24, 2017, and $39.1 million from the ATM arrangement with Cowen. As of December 31, 2017, we had $133.6 million  in cash, cash equivalents and short-term investments and an accumulated deficit of $190.6 million.

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

On August 8, 2017, we entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which we could, from time to time, offer and sell common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2017, we sold 1,978,361 shares of common stock under the ATM for aggregate net proceeds of $39.1 million. On January 24, 2018, we provided notice to Cowen of our decision to terminate the ATM, effective as of the close of business on such date. We are not subject to any termination penalties related to termination of the ATM.

On January 28, 2018, we completed an underwritten public follow-on offering of 6,612,500 shares of common stock (inclusive of 862,500 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $35.00 per share for aggregate cash proceeds of $217.2 million, net of underwriting discounts, commissions, and offering costs.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash and capital expenditure requirements through at least the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Milestone Payment

On February 12, 2018, we initiated the first dosing of patients in a Phase 1/2 clinical trial for our AT342 program, which triggered a milestone payment of $0.4 million to REGENXBIO.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(84,509)	$(49,016)	$(27,515)
Cash used in investing activities	(33,436)	(62,048)	(8,876)
Cash provided by financing activities	120,553	75,365	62,850
Net increase in cash and cash equivalents	$2,608	$(35,699)	$26,459

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $84.5 million. Our net loss was $92.3 million which included noncash charges of $10.6 million, consisting primarily of $6.9 million of stock-based compensation expense, $3.4 million of depreciation and amortization expense, $2.2 million deferred income tax benefit, and a $0.3 million change in the fair value of our contingent acquisition consideration liability. The change in our net operating assets was primarily the result of a $2.7 million increase in prepaid expenses and other current assets and a $1.6 million decrease in our accrued liabilities, partially offset by a $0.7 million increase in our accounts payable, primarily associated with research and development expenses.

Cash used in operating activities for the year ended December 31, 2016 was $49.0 million. Our net loss was $59.7 million, which included noncash charges of $4.0 million, consisting primarily of $2.0 million of stock-based compensation expense, $1.7 million of depreciation and amortization expense and a $0.1 million change in the fair value of our contingent acquisition consideration liability. The change in our net operating assets was primarily the result of a $1.1 million increase in prepaid expenses and other current assets, primarily for research and development service contracts, and a $4.1 million increase in our accounts payable and accrued liabilities.

Cash used in operating activities for the year ended December 31, 2015 was $27.5 million. Our net loss was $26.5 million, which was partially offset by noncash charges of $2.4 million, consisting primarily of $1.3 million of stock-based compensation expense, $0.7 million of amortization of discounts on investments and $0.2 million of depreciation and amortization expense. The change in our net operating assets was primarily the result of a decrease in our prepaid expenses, primarily for research and development service agreements, and other current assets by $3.4 million being offset by an increase in our accounts payable and accrued liabilities by a net $3.3 million. In addition, we transferred $3.6 million to restricted cash.

Cash Flows from Investing Activities

Cash used for investing activities was $33.4 million for the year ended December 31, 2017, primarily due to purchases of property and equipment of $7.6 million and purchases of marketable securities of $152.7 million, partially offset by the sale or maturity of marketable securities of $126.8 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was $120.6 million. The inflow was related to net proceeds from our April 2017 follow-on offering of $80.6 million, net proceeds from our ATM funding of $39.1 million and proceeds from the exercise of stock options of $0.8 million.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Less than 1 year	2 years	3 years	4 years	5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$3,943	$4,557	$4,700	$4,848	$4,417	$11,036	$33,501
Total contractual obligations	$3,943	$4,557	$4,700	$4,848	$4,417	$11,036	$33,501

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

License and Collaboration Agreements

Under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payments for licensing fees and royalties, as well as contingent payments if certain milestones are achieved. We have not included any contingent payment obligations, such as milestones or royalties, in the contractual obligations table above as the amount, timing and likelihood of such payments were not known as of December 31, 2017. Subsequent to year-end, we announced the first dosing of patients in a Phase 1/2 clinical trial for our AT342 program, which triggered a milestone payment of $0.4 million. For further information about our license and collaboration agreements, see the section entitled “Business—License and Collaboration Agreements.”

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. It also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We adopted ASU No. 2016-09 on January 1, 2017 and elected to continue to account for forfeitures by estimating the number of awards that are expected to vest. Prior to the adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, there were no exclusions of windfall deductions for federal or state purposes that required recording during the year ended December 31, 2017.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is January 1, 2018. We believe that adoption of the pronouncement will not have a material impact to our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of leases with terms of 12 months or less) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This will apply to us on January 1, 2019. Early adoption is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures. It is our expectation that adoption of the pronouncement will have a material impact to our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. It also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. This pronouncement will affect the presentation of our payment of the contingent consideration on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under ASU 2016-18, the statement of cash flows will show the changes in the total cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to or from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to amounts in the balance sheet and disclose the nature of any restriction on its cash, cash equivalents or amounts generally described as restricted cash. This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The guidance will be applied retrospectively. If it is impractical for an entity to do so, the entity will apply the guidance prospectively as of the earliest date that is practicable. The adoption of the pronouncement will require the disclosure of restricted cash and, as a result, will change the presentation of our consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. In addition, ASU 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures. It is our expectation that adoption of the pronouncement will not have a material impact to our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which is intended to clarify and reduce the diversity in practice and cost and complexity when applying the modification guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We believe that the adoption of this new standard will have no impact on our consolidated financial statements and have not elected to early adopt the amendment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $133.6 million and $104.9 million   as of December 31, 2017 and 2016, respectively, which consisted of bank deposits, money market funds and marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of December 31, 2017 and 2016.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated − Framework (2013).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control − Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
(1)

Consolidated Financial Statements. The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)

Financial Statement Schedules. Financial statement schedules have been omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

(3)	Exhibits.

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation.	S-1	333-208842	3.2	July 11, 2016
3.2	Amended and Restated Bylaws.	S-1	333-208842	3.4	July 11, 2016
4.1	Form of Common Stock Certificate.	S-1	333-208842	4.1	March 9, 2016
4.2	Amended and Restated Investors’ Rights Agreement, dated October 8, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-208842	4.2	January 4, 2016
4.3	Warrant Agreement with Hercules Technology III, L.P. dated March 7, 2017.	10-K	001-37833	4.3	March 13, 2017
10.1#	Form of Indemnity Agreement.	S-1	333-208842	10.1	July 11, 2016
10.2#	2012 Equity Incentive Plan and forms of award agreements.	S-1	333-208842	10.2	January 4, 2016
10.3#	2016 Equity Incentive Plan and forms of award agreements.	S-1	333-208842	10.3	July 11, 2016
10.4#	2016 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-208842	10.4	July 11, 2016
10.5#	Form of Executive Employment Agreement.					X
10.6#	Form of Board Member Offer Letter.	S-1	333-208842	10.8	March 9, 2016
10.7	Sublease, dated April 21, 2016, by and between the Registrant and Solazyme, Inc.	S-1	333-208842	10.9	June 16, 2016
10.8	Lease, dated July 12, 2017, by and between the Registrant and Britannia Gateway II Limited Partnership.	10-Q	001-37833	10.1	August 10, 2017
10.9	Net Commercial Lease, effective June 1, 2017, by and between the Registrant and JCN Partners.	10-K	001-37833	10.11	March 13, 2017
10.10	Net Commercial Lease, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.	10-K	001-37833	10.12	March 13, 2017
10.11	First Amendment to Lease Agreement, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.	10-K	001-37833	10.13	March 13, 2017
10.12	Office Lease, dated September 21, 2015, by and between the Registrant and MEPT 600 California Street LLC.	S-1	333-208842	10.11	January 4, 2016

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	First Amendment to Office Lease, dated November 22, 2016, by and between the Registrant and MEPT 600 California Street LLC.	10-K	001-37833	10.15	March 13, 2017
10.14†	Collaborative Development Agreement, dated January 24, 2014, by and between the Registrant and Genethon, a French not-for-profit organization.	S-1	333-208842	10.12	January 4, 2016
10.15†	License Agreement, dated September 26, 2014, by and between Cardiogen Sciences, Inc. and Fondazione Salvatore Maugeri.	S-1	333-208842	10.13	January 4, 2016
10.16†	License Agreement, dated July 9, 2013, by and between the Registrant and ReGenX Biosciences, LLC.	S-1	333-208842	10.15	January 4, 2016
10.17†	License Agreement, dated November 3, 2015, by and between the Registrant and REGENXBIO Inc. (relating to CPVT).	S-1	333-208842	10.16	January 4, 2016
10.18†††	First Amendment to License Agreement, dated November 3, 2017, by and between the Registrant and REGENXBIO Inc. (relating to CPVT).					X
10.19†	License Agreement, dated November 3, 2015, by and between the Registrant and REGENXBIO Inc. (relating to Crigler-Najjar).	S-1	333-208842	10.17	January 4, 2016
10.20†	Exclusive License and Collaboration Agreement, dated May 3, 2016, by and between the Registrant and The Trustees of the University of Pennsylvania.	S-1	333-208842	10.18	June 16, 2016
10.21††	First Amendment to Exclusive License and Collaboration Agreement, dated December 21, 2016, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-K	001-37833	10.24	March 13, 2017
10.22††	Second Amendment to Exclusive License and Collaboration Agreement, dated March 21, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.	8-K	001-37833	10.01	April 3, 2017
10.23††	Third Amendment to Exclusive License and Collaboration Agreement, effective July 14, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-Q	001-37833	10.3	August 10, 2017
10.24†††	Fourth Amendment to Exclusive License and Collaboration Agreement, effective December 20, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.					X

Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	Loan and Security Agreement, dated March 7, 2017, by and between the Registrant, each of its Qualified Subsidiaries, the several banks and other financial institutions party thereto, and Hercules Capital, Inc.	10-K	001-37833	10.25	March 13, 2017
10.26††	Amended and Restated License Agreement, dated May 4, 2017, by and between the Registrant and Istituti Clinici Scientifici Maugeria S.p.A. SB (assignee of Fondazione Salvatore Maugeri).	10-Q	001-37833	10.2	August 10, 2017
21.1	Subsidiary of the Registrant.	S-1	333-208842	21.1	January 4, 2016
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Management contract or compensatory plan or arrangement.
†	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to confidential treatment granted under Rule 406 promulgated under the Securities Act.
††	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment granted under Rule 24b-2 promulgated under the Exchange Act.
†††	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Exchange Act.
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

Audentes Therapeutics, Inc.

Date: March 9, 2018	By:	/s/ Matthew R. Patterson
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

Name	Title	Date

/s/ Matthew R. Patterson	President, Chief Executive Officer and Director	March 9, 2018
Matthew R. Patterson	(Principal Executive Officer)

/s/ Thomas Soloway	Chief Financial Officer	March 9, 2018
Thomas Soloway	(Principal Financial and Accounting Officer)

/s/ Mark Goldberg	Director	March 9, 2018
Mark Goldberg

/s/ Jennifer Jarrett	Director	March 9, 2018
Jennifer Jarrett

/s/ Louis Lange	Director	March 9, 2018
Louis Lange

/s/ Scott Morrison	Director	March 9, 2018
Scott Morrison

/s/ Kush Parmar	Director	March 9, 2018
Kush Parmar

/s/ Thomas Schuetz	Director	March 9, 2018
Thomas Schuetz

/s/ Julie Smith	Director	March 9, 2018
Julie Smith

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Audentes Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Audentes Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
March 9, 2018

AUDENTES THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$38,967	$36,359
Short-term investments	94,638	68,524
Restricted cash	90	730
Prepaid expenses and other current assets	3,315	2,824
Total current assets	137,010	108,437
Restricted cash - long-term	3,604	3,020
Property and equipment, net	24,372	18,936
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	2,045	33
Total assets	$178,662	$142,057
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,853	$2,424
Accrued liabilities	8,832	9,871
Contingent acquisition consideration payable	4,643	-
Deferred rent	384	265
Total current liabilities	17,712	12,560
Deferred rent and asset retirement obligation - long-term	3,278	2,486
Contingent acquisition consideration payable	—	4,380
Other long-term liabilities	60	—
Deferred tax liability, net	1,014	3,260
Total liabilities	22,064	22,686
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of December 31, 2017 and 2016; 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of December 31, 2017 and 2016; 29,901,368 and 21,731,259 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	347,327	219,811
Accumulated deficit	(190,649)	(100,411)
Accumulated other comprehensive loss	(80)	(29)
Total stockholders' equity	156,598	119,371
Total liabilities and stockholders' equity	$178,662	$142,057

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$75,902	$48,770	$20,235
General and administrative	17,275	11,276	6,491
Total operating expenses	93,177	60,046	26,726
Loss from operations	(93,177)	(60,046)	(26,726)
Interest income, net	767	472	245
Other (expense) income, net	(74)	(94)	23
Loss before income taxes	(92,484)	(59,668)	(26,458)
Income tax benefit	2,246	—	—
Net loss	(90,238)	(59,668)	(26,458)
Unrealized losses on short-term investments	(51)	(19)	—
Comprehensive loss	$(90,289)	$(59,687)	$(26,458)
Net loss per share, basic and diluted	$(3.40)	$(5.59)	$(23.03)
Weighted-average number of shares used in computing net loss per share, basic and diluted	26,578,162	10,673,559	1,148,827

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2014	627,867	$1,378	5,022,876	$28,757	3,796,635	$42,268	—	$—	761,100	$—	$1,756	$(14,285)	$(10)	$59,864
Issuance of common stock for acquisition of business (see note 6)	—	—	—	—	—	—	—	—	1,293,058	—	3,575	—	$—	3,575
Exercise of stock options	—	—	—	—	—	—	—	—	51,994	—	70	—	—	70
Issuance of Series B convertible preferred stock, for acquisition of business (see note 6)	—	—	—	—	46,969	567	—	—	—	—	—	—	—	567
Issuance of Series C convertible preferred stock, net of $2,208 in issuance costs	—	—	—	—	—	—	4,325,954	62,780	—	—	—	—	—	62,780
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,291	—	—	1,291
Net loss	—	—	—	—	—	—	—	—	—	—	—	(26,458)	—	(26,458)
Balance at December 31, 2015	627,867	1,378	5,022,876	28,757	3,843,604	42,835	4,325,954	62,780	2,106,152	—	6,692	(40,743)	(10)	101,689
Exercise of stock options	—	—	—	—	—	—	—	—	129,806	—	157	—	—	157
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,004	—	—	2,004
Preferred stock conversion to common stock	(627,867)	(1,378)	(5,022,876)	(28,757)	(3,843,604)	(42,835)	(4,325,954)	(62,780)	13,820,301	—	135,750	—	—	—
Initial public offering, net of $9,918 in issuance costs	—	—	—	—	—	—	—	—	5,675,000	—	75,208	—	—	75,208
Net loss	—	—	—	—	—	—	—	—	—	—	—	(59,668)	—	(59,668)
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Balance at December 31, 2016	—	—	—	—	—	—	—	—	21,731,259	—	219,811	(100,411)	(29)	119,371
Exercise of stock options	—	—	—	—	—	—	—	—	236,597	—	828	—	—	828
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,880	—	—	6,880
Issuance of common stock warrant	—	—	—	—	—	—	—	—	—	—	83	—	-	83
Issuance of common stock, net of $6.1 in issuance costs	—	—	—	—	—	—	—	—	7,933,512	—	119,725	—	—	119,725
Net loss	—	—	—	—	—	—	—	—	—	—	—	(90,238)	—	(90,238)
Unrealized loss on short-term investments, net	—	—	—	—	—	—	—	—	—	—	—	—	(51)	(51)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	29,901,368	$—	$347,327	$(190,649)	$(80)	$156,598

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(90,238)	$(59,668)	$(26,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,398	1,630	166
Stock-based compensation	6,880	2,004	1,291
Deferred income taxes	(2,246)	—	—
(Accretion of discount) amortization of premium on investments	(350)	51	660
Accretion of asset retirement obligation	34	106	136
Change in fair value of contingent acquisition consideration payable	263	102	131
Other	337	71	—
Changes in operating assets and liabilities:
Restricted cash	56	(90)	(3,610)
Prepaid expenses and other current assets	(675)	1,085	(3,188)
Other assets	(2,012)	27	(195)
Accounts payable	686	(671)	628
Accrued liabilities	(1,579)	4,815	2,634
Deferred rent	937	1,522	290
Net cash used in operating activities	(84,509)	(49,016)	(27,515)
Cash flows from investing activities:
Cash acquired from acquisition	—	—	142
Purchases of property and equipment	(7,551)	(16,651)	(1,686)
Proceeds from sales of property and equipment	—	16	—
Proceeds from sales and maturities of marketable securities	126,828	58,624	32,792
Purchases of marketable securities	(152,713)	(104,037)	(40,124)
Net cash used in investing activities	(33,436)	(62,048)	(8,876)
Cash flows from financing activities:
Proceeds from exercise of stock options	828	157	70
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	—	62,780
Proceeds from issuance of common stock, net of offering costs	119,725	75,208	—
Net cash provided by financing activities	120,553	75,365	62,850
Net increase (decrease) in cash and cash equivalents	2,608	(35,699)	26,459
Cash and cash equivalents at beginning of period	36,359	72,058	45,599
Cash and cash equivalents at end of period	$38,967	$36,359	$72,058

Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$1,239	$927	$1,140
Issuance of common stock warrant related to debt financing facility	$83	$—	$—
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$—	$135,750	$—
Deferred financing costs for initial public offering	$—	$2,333	$—
Net assets acquired and stock issued for the Cardiogen acquisition	$—	$—	$8,513
Preferred stock issuance costs	$—	$—	$140
Issuance of common stock in exchange for license	$—	$—	$128

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

Public Offerings of Securities

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

On April 24, 2017, the Company completed an underwritten follow-on public offering of 5,200,000 shares of common stock. As part of the offering, on April 27, 2017, the Company issued an additional 755,151 shares of common stock representing the underwriters’ exercise of a majority of their option to purchase additional shares. All shares were offered by the Company at a price to the public of $14.50 per share. The aggregate net proceeds received by the Company were $80.6 million, net of underwriting discounts, commissions and offering costs.

On August 8, 2017, the Company filed a universal shelf registration statement to offer up to $250.0 million of its securities. Pursuant to the registration statement, the Company entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $75.0 million. The registration statement was declared effective by the Securities and Exchange Commission, or the SEC, on August 23, 2017. During the year ended December 31, 2017, the Company sold 1,978,361 shares of common stock under the ATM for aggregate net proceeds of $39.1 million. On January 24, 2018, the Company provided notice to Cowen of its decision to terminate the sales agreement and “at-the-market” equity offering program. The termination of the sales agreement and the “at-the-market” equity offering program was effective immediately.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success largely depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and as of December 31, 2017 had an accumulated deficit of $190.6 million.  The Company intends to raise additional capital through the issuance of additional equity and potentially through strategic alliances with partner companies. If financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans through at least the first quarter of 2019. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

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

Financial Instruments

Cash and cash equivalents: Cash and cash equivalents consist of bank deposits, money market funds and commercial money market instruments with original maturities of three months or less used for operational purposes. Cash equivalents are recorded at fair value due to their nature.

Short-term and long-term investments: Short-term investments consist of debt securities with original maturities of 12 months or less and greater than three months. Long-term consist of securities with maturities greater than 12 months. Short-term and long-term investments are classified as available-for-sale investments and are recognized at fair value.

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

Money market funds are considered Level 1, as they are valued using quoted market price and are included in cash equivalents on the Company’s balance sheets. Marketable securities are considered Level 2, as they are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active, and are included in cash equivalents, short-term investments or long-term investments on the Company’s consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company’s cash and cash equivalents are held by a financial institution in the United States, and accordingly, minimal credit risk exists with respect to the financial institution. Amounts on deposit exceed federally insured limits.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begins at the time the asset is placed into service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in operating expenses. The estimated useful lives of property and equipment are as follows:

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

As of December 31, 2017, the Company had only one reporting unit.

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

Under the terms of its sublease for manufacturing facilities, the Company assumed a restoration obligation from the previous tenant, which carried over when the Company signed a lease directly with the landlord. The liability is being accreted to rent expense through the end of the direct lease term of May 2027. In addition, the Company received approximately $0.2 million of laboratory equipment for de minimis consideration. This amount was recorded in property and equipment and began being depreciated when placed in service. The related liability was amortized over the sublease term through May 2017 as a reduction to rent expense.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion, or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been offset by a valuation allowance.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period without consideration of common stock equivalents. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. It also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to continue to account for forfeitures by estimating the number of awards that are expected to vest. Prior to the adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, there were no exclusions of windfall deductions for federal or state purposes that required recording during the year ended December 31, 2017.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is January 1, 2018. The Company believes that adoption of the pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. It also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. This pronouncement will affect the presentation of the Company’s payment of the contingent consideration on its consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under ASU 2016-18, the statement of cash flows will show the changes in the total cash, cash equivalents and amounts generally described as restricted cash. As a result, entities will no longer have to determine how to classify transfers to or from restricted cash within the statement of cash flows. An entity will be required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to amounts in the balance sheet and disclose the nature of any restriction on its cash, cash equivalents or amounts generally described as restricted cash. This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The guidance will be applied retrospectively. If it is impractical for an entity to do so, the entity will apply the guidance prospectively as of the earliest date that is practicable. The adoption of the pronouncement will require the disclosure of restricted cash and, as a result, will change the presentation of the Company’s consolidated statements of cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which is intended to clarify and reduce the diversity in practice and cost and complexity when applying the modification guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company believes that the adoption of this new standard will have no impact on its consolidated financial statements and have not elected to early adopt the amendment.

Note 3. Short-Term Investments

The fair value and amortized cost of short-term investments by major security type as of December 31, 2017 and 2016 are presented in the tables that follow:

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$38,552	$—	$—	$38,552
Corporate securities	23,812	—	(40)	23,772
U.S. treasury bills	17,875	—	(24)	17,851
U.S. government agency securities	14,479	—	(16)	14,463
Total available-for-sale securities	$94,718	$—	$(80)	$94,638

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$26,931	$—	$—	$26,931
Corporate securities	19,601	—	(23)	19,578
U.S. government agency securities	22,021	—	(6)	22,015
Total available-for-sale securities	$68,553	$—	$(29)	$68,524

Realized gains and losses on the sale of marketable securities during the years ended December 31, 2017, 2016, and 2015 were not material.

For securities in a loss position, the following table shows the investments’ gross unrealized loss and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Corporate securities	$23,772	$(40)	$—	$-	$23,772	$(40)
U.S. treasury bills	17,851	(24)	—	—	17,851	(24)
U.S. government agency securities	14,463	(16)	—	—	14,463	(16)
Total available-for-sale securities	$56,086	$(80)	$—	$—	$56,086	$(80)

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Corporate securities	$19,578	$(23)	$—	$—	$19,578	$(23)
U.S. government agency securities	22,015	(6)	—	—	22,015	(6)
Total available-for-sale securities	$41,593	$(29)	$—	$—	$41,593	$(29)

Note 4. Fair Value Measurements

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	December 31, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,075	$16,075	$—	$—
Commercial paper	46,423	—	46,423	—
Corporate securities	23,772	—	23,772	—
U.S. treasury bills	17,851	—	17,851	—
U.S. government agency securities	14,463	—	14,463	—
Total financial assets	$118,584	$16,075	$102,509	$—

	December 31, 2016
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$26,439	$26,439	$—	$—
Commercial paper	29,428	—	29,428	—
Corporate securities	19,578	—	19,578	—
Agency discount instruments	2,998	—	2,998	—
U.S. government agency securities	22,015	—	22,015	—
Total financial assets	$100,458	$26,439	$74,019	$—

The total financial assets listed above do not included cash held in our primary operating bank accounts of $15.0 million and $4.4 million as of December 31, 2017 and 2016, respectively. Liabilities Measured at Fair Value

The Company’s contingent acquisition consideration payable, resulting from the acquisition of Cardiogen Sciences, Inc., or Cardiogen, in August 2015, is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probability of occurrence, the estimated timing of when the milestone may be attained and assumed discount period and discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions will be recorded in research and development expense in the consolidated statement of operations and comprehensive loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probability of occurrence.The following is a summary of the contingent acquisition consideration payable, recorded as a non-current liability in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2016	$4,380
Change in fair value of contingent acquisition consideration payable	263
Balance, December 31, 2017	$4,643

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Furniture and office equipment	$1,049	$624
Computer equipment	160	77
Software	305	175
Leasehold improvements	13,368	11,568
Laboratory equipment	5,698	2,974
Manufacturing equipment	5,996	5,200
Construction in progress and deposits on equipment	2,899	25
Total property and equipment	29,475	20,643
Less accumulated depreciation and amortization	(5,103)	(1,707)
Property and equipment, net	$24,372	$18,936

Property and equipment depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $3.4 million, $1.6 million and $0.2 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Accrued payroll and related expenses	$5,460	$3,164
Accrued research and development expenses	2,590	6,169
Accrued construction in progress	540	—
Accrued professional services	162	386
Other	80	152
Total accrued liabilities	$8,832	$9,871

Facility Lease Obligations

Long-term facility lease obligations consist of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Deferred rent	$2,535	$1,777
Asset retirement obligation	743	709
	$3,278	$2,486

Under the terms of its lease for manufacturing facilities, the Company has asset retirement obligations. The asset retirement obligation liability is being accreted, or increased, and recorded as rent expense throughout the remainder of the lease term until the full estimated obligation to restore the building to its original condition is recognized.

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

Primarily as a result of the deferred tax liability recognized in the acquisition, the Company recognized goodwill of $3.6 million equal to the excess of the purchase consideration over the fair value of the assets acquired and liabilities assumed. See Note 2 for accounting policies for goodwill, intangible assets, and contingent consideration payable.

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

As consideration for the licensed rights, the Company paid REGENXBIO an initial fee of $0.3 million and 50,228 shares of the Company’s common stock. The Company is also required to pay REGENXBIO (i) an annual maintenance fee; (ii) up to $8.85 million in combined milestone fees per licensed product related to XLMTM and up to $8.85 million in combined milestone fees per licensed product related to Pompe disease, a small portion of which may be paid in the form of shares of the Company’s common stock; (iii) mid to high single digit royalty percentages on net sales of licensed products and (iv) mid- single digit to low twenties royalty percentages of any sublicense fees received by the Company from sublicensees for the licensed patent rights.

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

As consideration for the licensed rights, the Company paid REGENXBIO an upfront fee of $0.2 million and an additional $0.4 million upon the Company’s entry into the license and collaboration agreement with the University of Pennsylvania. The Company is also required to pay REGENXBIO (i) an annual maintenance fee; (ii) up to $7.6 million in combined development and regulatory milestone fees per licensed product; (iii) mid-single digit to low teens royalty percentages on net sales of licensed products sold by the Company, its affiliates and sublicensees and (iv) a low twenties percentage of certain sublicense fees received by the Company from sublicensees for the licensed products and certain fees received from the sale or transfer of specified rights related to a licensed product.

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

As consideration for the licensed rights, the Company paid REGENXBIO an upfront fee of $1.0 million. For each additional indication, the Company may elect to pursue under the licensed rights, the Company agreed to pay REGENXBIO a fee of $0.5 million upon such election. The Company is also required to pay REGENXBIO (i) an annual maintenance fee for each covered indication; (ii) up to $8.8 million in combined development and regulatory milestone fees for each indication and each licensed product; (iii) up to $45.0 million in combined commercial milestone fees based on various annual aggregate net sales thresholds; (iv) mid-single digit to low teens royalty percentages on net sales of licensed products sold by the Company, its affiliates and sublicensees and (v) a low twenties percentage of any sublicense fees received by the Company from sublicensees for the licensed products and certain fees it received from the sale or transfer of specified rights related to a licensed product.

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

The agreement provides Genethon with the exclusive right to manufacture licensed product for preclinical and clinical purposes, subject to Genethon’s ability to supply required quantities in accordance with applicable timelines. Manufacturing costs will be paid by the Company. Under the agreement, the Company is obligated to fund Genethon’s research and development activities related to AT132. Pursuant to the terms of the agreement, the Company initiated internal manufacturing operations for licensed product during 2016.

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

ICSM License Agreement

During the second quarter of 2017, the Company amended and restated its license agreement with Istituti Clinici Scientifici Maugeri S.p.A. SB, or ICSM, the successor to Fondazione Salvatore Maugeri, or FSM. The amended and restated agreement is effective as of September 26, 2014, the date of the original license agreement. The Company had acquired the original license agreement through its acquisition of Cardiogen (see note 6).

As consideration for the original license agreement, Cardiogen issued 425,000 shares of Cardiogen common stock to FSM, the original licensor. In connection with the Company’s acquisition of Cardiogen, the Cardiogen shares held be FSM were cancelled and converted into 51,968 shares of the Company’s common stock.

Under the amended and restated agreement, the Company obtained an exclusive worldwide license to certain intellectual property to develop, use and commercialize products. The intellectual property licensed primarily relates to CPVT. In addition, any intellectual property which may result from research that is to be conducted by ICSM and sponsored by the Company under a separated sponsored research agreement is automatically included within the licenses granted to the Company under the amended and restated agreement. The initial focus of that sponsored research is dominantly CPVT. Under the amended and restated agreement, the Company is obligated to use commercially reasonable efforts to develop at least one product and, after receiving regulatory approval in a given country, commercialize that product in such country.

The Company may terminate the amended and restated agreement for convenience upon prior written notice, Either party may terminate the agreement upon prior written notice for the uncured material breach of the agreement by the other party or the other party’s bankruptcy or liquidation.

The amended and restated agreement provides for development milestone payments to ICSM totaling up to 0.6 million Euros and maintains a low single-digit royalty based on net sales as per the original agreement. The amended agreement also provides the Company with an option to develop gene therapies in additional cardiac indications. In conjunction with the amended license agreement, the Company also entered into a sponsored research agreement with ICSM requiring an upfront payment of 0.4 million Euros and a minimum two-year funding commitment for research totaling 0.6 million Euros. As indicated above, any intellectual property resulting from this sponsored research agreement is automatically included within the licenses granted to the Company under the amended and restated agreement. The sponsored research agreement also provides the Company with a right of first negotiation to sponsor research to be conducted by ICSM with respect to gene therapies for additional cardiac indications.

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

As consideration for the licensed rights, the Company paid the University of Pennsylvania an upfront fee of $0.5 million, as well as $4.5 million for certain preclinical development activities. The Company is obligated to pay the University of Pennsylvania (i) up to an aggregate of $6.0 million for preclinical development activities agreed upon by both parties, of which $6.0 million had been paid as of December 31, 2017, subject to adjustment based on the work plan; (ii) up to an aggregate of $13.7 million in development, regulatory and net sales milestone payments for the first licensed product; (iii) low to mid-single-digit royalty percentages on tiered annual net sales of the licensed products sold by the Company, its affiliates or sublicensees and (iv) mid-single-digit to low double-digit percentages of any sublicense fees received by it from third parties for the grant of sublicenses to any licensed patent rights.

Under the agreement, the Company is obligated to use commercially reasonable efforts to develop, pursue regulatory approval for, market and commercialize at least one licensed product. The University of Pennsylvania will be responsible for conducting preclinical development activities according to a work plan, including all IND-enabling non-clinical studies and research grade manufacturing. The Company will be responsible for regulatory strategy and operations, clinical development, cGMP manufacture and commercialization of the licensed products.

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

Other Agreements

Effective July 2015, the Company entered into a license agreement with the University of Florida Research Foundation, or UFRF, which was amended in June 2016. Under the agreement, UFRF granted to the Company an exclusive, worldwide license under certain patent rights and a non-exclusive license to certain related know-how for the treatment of Pompe. The Company agreed to pay an upfront license fee, an annual maintenance fee until first commercial sale of a licensed product, up to $1.2 million in combined development and regulatory milestone payments, and a low single digit royalty on net sales of licensed products sold by it and its sublicensees, subject to minimum annual royalty payments following the first commercial sale of a licensed product. The Company could terminate the agreement for convenience upon prior written notice. UFRF may terminate the agreement upon prior written notice for breach of the agreement by the Company, including specific listed breaches, our violation of laws or regulations in the development or commercialization of licensed products or our bankruptcy or liquidation. In addition, UFRF may terminate the agreement immediately if the Company or its affiliates challenge the validity, patentability or enforceability of the licensed patents rights. If the challenge is brought by a sublicensee, UFRF may request that the Company terminate the sublicense. The Company currently has no plans to utilize the patent rights or know-how obtained from this license agreement.

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

During the year ended December 31, 2016, the Company entered into two intellectual property license agreements to develop and commercialize products in multiple therapeutic areas. Pursuant to these agreements, it paid an aggregate of $0.1 million upfront that was recorded as research and development expense during the year ended December 31, 2016. The agreements also provide for the Company to pay up to an aggregate of $1.9 million in contingent future development and commercialization milestones, a royalty on related product sales of 1% or less, and a portion of any sub-license fees the Company receives.

As of December 31, 2017, the Company had not developed a commercial product using the licensed technologies and no milestones had been achieved under these agreements, except for $0.3 million to REGENXBIO and $0.3 million to St. Jude Children’s Research Hospital as a result of the first dosing of a human patient in a clinical trial for AT132. During the year ended December 31, 2016, the Company paid $0.7 million to the University of Pennsylvania as a result the Company’s filing an IND for AT342 and $0.4 million to REGENXBIO based upon the entry into the license and collaboration agreement with the University of Pennsylvania.

Note 8. Stockholders’ Equity

Preferred Stock

As of December 31, 2015, the Company had 13,820,301 shares of convertible preferred stock issued and outstanding, which were converted into 13,820,301 shares of common stock on July 25, 2016, immediately prior to the closing of the Company’s IPO.

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

Stock Compensation

Stock-based compensation expense by category was as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$4,091	$1,042	$932
General and administrative	2,789	962	359
Total stock-based compensation expense	$6,880	$2,004	$1,291
Employees	$6,722	$1,869	$413
Non-employees	158	135	878
Total stock-based compensation expense	$6,880	$2,004	$1,291

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

A total of 1,500,000 shares were initially reserved for issuance under the 2016 Plan in addition to the 705,862 shares rolled into the 2016 Plan from the 2012 Plan. At December 31, 2017, 202,547 shares were available for future grant under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan increases automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. Under the terms of the 2016 Plan, in general, options vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The maximum term of options granted under the 2016 Plan is ten years, except that the maximum permitted term of incentive stock options granted to 10% stockholders is five years.

The following table summarizes option activity for the years ended December 31, 2017 and 2016:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2015	751,661	2,303,862	$3.60	9.18	$13,593
Increase to authorized shares	1,500,000	—
Options granted	(620,702)	620,702	$11.78
Options exercised	—	(129,809)	$1.21
Options forfeited	259,599	(259,599)	$4.83
Options cancelled	534	(534)	$5.44
Balance, December 31, 2016	1,891,092	2,534,622	$5.60	8.50	$32,126
Increase to authorized shares	1,086,562	—
Options granted	(2,915,961)	2,915,961	$22.15
Options exercised	—	(236,597)	$3.50
Options forfeited	140,854	(140,854)	$11.98
Balance, December 31, 2017	202,547	5,073,132	$15.03	8.53	$82,271
Exercisable, December 31, 2017		1,592,199	$6.61	7.20	$39,225
Vested and expected to vest, December 31, 2017		4,681,930	$14.51	8.46	$78,373

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2017. During the year ended December 31, 2017, 236,597 options with an intrinsic value of approximately $4.4 million were exercised, with approximately $0.8 million of cash received. During the year ended December 31, 2016, 129,809 options with an intrinsic value of approximately $1.1 million were exercised, with approximately $0.2 million of cash received. During the years ended December 31, 2017 and 2016, options vested with a total fair value of $6.1 million and $1.7 million, respectively.

The weighted-average grant date fair value of employee options granted during the year ended December 31, 2017, 2016 and 2015 was $14.91, $7.33 and $3.01 per share, respectively. As of December 31, 2017, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $36.4 million, which the Company expects to recognize over an estimated weighted average period of 3.01 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options for employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected term (in years)	5.5-6.1	5.5-6.1	5.8-6.1
Expected volatility	76-78%	68-70%	66-85%
Risk-free interest rate	1.9-2.3%	1.2-1.5%	1.3-1.9%
Expected dividend yield	0%	0%	0%

The weighted-average grant date fair value of non-employee options granted during the year ended December 31, 2016 and 2015 was $5.67 and $1.61, respectively. No non-employee options were granted during the year ended December 31, 2017. Options and awards to non-employees are recorded at fair value and remeasured at the end of each period.  As of December 31, 2017, the total unrecognized compensation expense related to unvested non-employee options, net of estimated forfeitures, was approximately $0.2 million, which the Company expects to recognize over an estimated weighted average period of 1.0 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options for non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
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

The ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of December 31, 2017, the initial offering periods had not commenced.

Note 9. Income Taxes

For financial reporting purposes, “loss before provision for income taxes,” includes the following components:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$(72,726)	$(59,668)	$(26,458)
Foreign	(19,758)	—	—
Total	$(92,484)	$(59,668)	$(26,458)

Provision (Benefit) for Income Taxes

For the year ended December 31, 2017, the benefit from deferred income taxes was $2.2 million while the provision for current income taxes was immaterial. The provision for income taxes for the years ended December 31, 2016 and 2015 was immaterial.

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 35% to pretax loss as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
At statutory rate	$(32,369)	$(20,884)	$(9,260)
State taxes	1	1	1
Change in valuation allowance	12,141	25,483	10,263
Tax law changes	19,547	—	—
Tax credits	(8,593)	(5,098)	(1,347)
Foreign tax differential	6,900	—	—
Stock-based compensation	42	445	160
Other	85	53	183
Total	$(2,246)	$—	$—

H.R. 1 (the Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changes the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and creates new taxes on certain foreign sourced earnings. In 2017, we were not subject to a one-time transition tax as no accumulated earnings and profits exist. A provision benefit of $2.2 million resulted from the reduction in the corporate tax rate and the partial reversal of a valuation allowance on our deferred taxes, related to a portion of our existing deductible temporary differences that are scheduled to reverse in future periods and create net operating losses that will have an indefinite carryover life.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which includes the change in federal rate to 21%. Significant components of our  deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforward	$43,239	$34,921
Research and other credits	26,616	11,876
Intangibles	1,249	1,714
Reserves and accruals	2,016	1,802
Stock-based compensation	1,291	326
Start-up costs	100	160
Other	1,109	1,091
Total gross deferred tax assets	75,620	51,890
Less valuation allowance	(73,064)	(50,678)
Total deferred tax assets	2,556	1,212
Deferred tax liabilities:
Other intangibles	(2,239)	(3,260)
Property, plant and equipment	(1,331)	(1,212)
Total gross deferred tax liability	(3,570)	(4,472)
Net deferred tax liability	$(1,014)	$(3,260)

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to a lack of earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2017 and 2016, the Company had a net operating loss carryforward for federal income tax purposes of $126.3 million and $77.3 million, respectively, which will begin to expire in 2033. As of December 31, 2017 and 2016, the Company had a net operating loss carryforward for state income tax purposes of $175.3 million and $88.8 million, respectively, which will begin to expire in 2033.Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed an ownership changes analysis.

The Company has federal credits of $30.5 million, which will begin to expire in 2033 and state research credits of approximately $2.9 million that have no expiration date. These tax credits are subject to the same limitations discussed above.

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

Income tax returns are filed in the U.S., California, and the United Kingdom. The Company is not currently under examination. Due to net operating losses and research credit carryovers, all of the tax years remain open to examination.

Unrecognized tax benefits were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$2,970	$714	$121
Tax positions related to prior years:
Federal and state	(482)	—	—
Tax positions related to current year:
Federal and state	3,074	2,256	593
Ending balance	$5,562	$2,970	$714

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute limitations or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2017, 2016, and 2015, no interest or penalties were recognized relating to unrecognized tax benefits.

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

In April 2016, the Company entered into a sublease agreement with TerraVia, Inc., formerly Solazyme, Inc., to sublease approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with total minimum lease payments of $0.6 million over an approximately two-year term. In July 2017, the Company executed a long-term lease agreement for this space that commenced in February 2018 for an eight-year term with minimum lease payments of $13.8 million.

In January 2017, the Company entered into a lease agreement for approximately 7,555 square feet of research and development offices in South San Francisco, California with total minimum lease payments of $0.4 million over an approximately three-year term.

As of December 31, 2017, future minimum lease payments under non-cancelable operating leases are as follows:

Amount
(in thousands)
2018	$3,943
2019	4,557
2020	4,700
2021	4,848
2022	4,417
Thereafter	11,036
Total minimum lease payments	$33,501

Guarantees and Indemnifications

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law, and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of future indemnification is unlimited; however, the Company currently holds director and liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any potential future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it has not recognized any liabilities related to these obligations for any period presented.

Note 11. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the years ended December 31, 2017, 2016, and 2015, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share of common stock during the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015

Net loss	$(90,238)	$(59,668)	$(26,458)
Weighted-average number of shares used in computing net loss per share	26,578,162	10,673,559	1,148,827
Net loss per share, basic and diluted	$(3.40)	$(5.59)	$(23.03)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015

Convertible preferred stock (on as as-if-converted basis)	—	—	13,820,301
Stock options to purchase common stock	5,073,132	2,534,622	2,303,862
Common stock warrants	9,914	—	95,595
	5,083,046	2,534,622	16,219,758

Note 12. Related Party Transactions

Aggregate payments in connection with related party transactions totaled approximately $8,000 and $32,000 during the years ended December 31, 2016 and 2015, respectively, and consisted primarily of cost reimbursements to certain investors. There were no identified related party transactions during the year ended December 31, 2017.

Note 13. Subsequent Events

On January 28, 2018, the Company completed an underwritten public follow-on offering of 6,612,500 shares of common stock (inclusive of 862,500 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $35.00 per share for aggregate cash proceeds of $217.2 million, net of underwriting discounts, commissions, and offering costs.

On February 12, 2018, the Company initiated the first dosing of patients in a Phase 1/2 clinical trial for the AT342 program, which triggered a milestone payment aggregating $0.4 million.

Note 14. Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial data for each quarter of the years ended December 31, 2017, 2016 and 2015:

For the Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Loss from operations	$(18,245)	$(22,841)	$(25,210)	$(26,881)
Net loss	$(18,115)	$(22,739)	$(25,009)	$(24,375)
Net loss per share, basic and diluted	$(0.83)	$(0.87)	$(0.88)	$(0.82)
Weighted-average number of shares used in computing net loss per share, basic and diluted	21,755,134	26,212,614	28,388,145	29,847,934

For the Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Loss from operations	$(10,538)	$(14,203)	$(15,473)	$(19,832)
Net loss	$(10,464)	$(14,159)	$(15,369)	$(19,676)
Net loss per share, basic and diluted	$(4.85)	$(6.43)	$(0.94)	$(0.91)
Weighted-average number of shares used in computing net loss per share, basic and diluted	2,159,065	2,200,406	16,423,894	21,726,223