Form 10-Q
period 2018-03-31
Audentes Therapeutics, Inc.
filed 2018-05-10
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 7, 2018, there were 36,743,621 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$230,864	$38,967
Short-term investments	95,264	94,638
Restricted cash	90	90
Prepaid expenses and other current assets	3,155	3,315
Total current assets	329,373	137,010
Restricted cash - long-term	3,604	3,604
Property and equipment, net	26,436	24,372
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	2,045	2,045
Total assets	$373,089	$178,662
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,301	$3,853
Accrued liabilities	8,049	8,832
Contingent acquisition consideration payable	2,359	4,643
Deferred rent	410	384
Total current liabilities	16,119	17,712
Deferred rent and asset retirement obligation - long-term	3,454	3,278
Other long-term liabilities	60	60
Deferred tax liability, net	1,014	1,014
Total liabilities	20,647	22,064
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 36,697,560 and 29,901,368 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	568,756	347,327
Accumulated deficit	(216,220)	(190,649)
Accumulated other comprehensive loss	(94)	(80)
Total stockholders' equity	352,442	156,598
Total liabilities and stockholders' equity	$373,089	$178,662

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$19,891	$14,587
General and administrative	6,519	3,658
Total operating expenses	26,410	18,245
Loss from operations	(26,410)	(18,245)
Interest income, net	859	147
Other expense, net	(20)	(17)
Net loss	(25,571)	(18,115)
Unrealized losses on short-term investments	(14)	—
Comprehensive loss	$(25,585)	$(18,115)
Net loss per share, basic and diluted	$(0.74)	$(0.83)
Weighted-average number of shares used in computing net loss per share, basic and diluted	34,582,071	21,755,134

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(25,571)	$(18,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,149	732
Stock-based compensation	3,385	1,055
Accretion of discount on investments	(121)	(25)
Change in fair value of contingent acquisition consideration payable	(2,284)	90
Other	34	53
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	275	(491)
Other assets	—	(1,400)
Accounts payable	596	(1,230)
Accrued liabilities	(2,223)	(3,029)
Deferred rent	168	153
Net cash used in operating activities	(24,592)	(22,207)
Cash flows from investing activities:
Purchases of property and equipment	(921)	(752)
Proceeds from sales and maturities of marketable securities	34,775	32,010
Purchases of marketable securities	(35,294)	(26,430)
Net cash (used in) provided by investing activities	(1,440)	4,828
Cash flows from financing activities:
Proceeds from exercise of stock options	807	134
Proceeds from issuance of common stock, net of offering costs	217,122	—
Net cash provided by financing activities	217,929	134
Net increase (decrease) in cash, cash equivalents and restricted cash	191,897	(17,245)
Cash, cash equivalents and restricted cash at beginning of period	42,661	40,109
Cash, cash equivalents and restricted cash at end of period	$234,558	$22,864
Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$2,293	$506
Deferred financing costs for follow-on offering	$115	$—
Issuance of common stock warrant related to debt financing facility	$—	$83

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

Audentes Therapeutics, Inc., or the Company, was incorporated in the State of Delaware on November 13, 2012. The Company is a clinical stage biotechnology company focused on developing and commercializing innovative gene therapy products for patients living with serious, life-threatening rare diseases caused by single gene defects. The Company operates in one business segment, with its corporate headquarters located in San Francisco, California and its manufacturing and research operations located in South San Francisco, California.

The accompanying consolidated financial statements include the accounts of Audentes Therapeutics, Inc., and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Public Offerings

On January 29, 2018, the Company completed an underwritten public offering of 6,612,500 shares of common stock (inclusive of 862,500 shares of common stock pursuant to the underwriters’ option to purchase additional shares) at a price of $35.00 per share. The aggregate net proceeds received by the Company were $217.2 million, net of underwriting discounts, commissions and offering costs.

On March 29, 2018, the Company filed an automatic universal shelf registration statement. Pursuant to the registration statement, the Company entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success largely depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and as of March 31, 2018 had an accumulated deficit of $216.2 million. The Company intends to raise additional capital through the issuance of additional equity, borrowing under debt arrangements, or potentially through strategic alliances with partner companies. If additional financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the three months ended March 31, 2018, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s audited financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of any expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities, acquisition contingent consideration, income taxes, and stock-based compensation. Management bases its estimates on historical experience, and on various other market-specific relevant assumptions that management believes to be reasonable, under the circumstances. Actual results may differ from those estimates.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. It also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. This pronouncement will affect the presentation of any acquisition-related contingent consideration payments made in future periods within the Company’s consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018. As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.

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

3.Short-Term Investments

Available-for-sale securities are as follows:

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$33,300	$—	$—	$33,300
Corporate securities	28,682	—	(53)	28,629
U.S. treasury bills	18,885	—	(27)	18,858
U.S. government agency securities	14,491	—	(14)	14,477
Total available-for-sale securities	$95,358	$—	$(94)	$95,264

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$38,552	$—	$—	$38,552
Corporate securities	23,812	—	(40)	23,772
U.S. treasury bills	17,875	—	(24)	17,851
U.S. government agency securities	14,479	—	(16)	14,463
Total available-for-sale securities	$94,718	$—	$(80)	$94,638

All available-for-sale securities as of March 31, 2018 and December 31, 2017 had maturities of less than one year.

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

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	March 31, 2018
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$593	$593	$—	$—
Commercial paper	47,280	—	47,280	—
Corporate securities	28,629	—	28,629	—
U.S. treasury bills	24,855	—	24,855	—
U.S. government agency securities	14,477	—	14,477	—
Total financial assets	$115,834	$593	$115,241	$—

	December 31, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,075	$16,075	$—	$—
Commercial paper	46,423	—	46,423	—
Corporate securities	23,772	—	23,772	—
U.S. treasury bills	17,851	—	17,851	—
U.S. government agency securities	14,463	—	14,463	—
Total financial assets	$118,584	$16,075	$102,509	$—

The financial assets listed above do not included cash held in the Company’s primary operating bank accounts of $210.3 million and $15.0 million as of March 31, 2018 and December 31, 2017, respectively.

Liabilities Measured at Fair Value

The Company’s contingent acquisition consideration payable, resulting from the acquisition of Cardiogen Sciences, Inc., or Cardiogen, in August 2015, is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probability of occurrence, the estimated timing of when the milestone may be attained and assumed discount period and discount rate. Subsequent changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions will be recorded in research and development expense in the consolidated statement of operations and comprehensive loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probability of occurrence. As of March 31, 2018, the Company revised its estimated probability for triggering a milestone payment pursuant to the Cardiogen acquisition agreement that resulted in a $2.3 million decrease to the estimated fair value of the contingent liability and a $2.3 million reduction of research and development expenses during the three months ended March 31, 2018. The change in estimate is attributable to the Company’s assessment of various factors related to the AT307 program, including an evaluation of initial results from ongoing patient identification efforts, and how those efforts may affect the timing and amount of resource allocation decisions among the Company’s various product development candidates.

The following is a summary of the contingent acquisition consideration payable, recorded as a current liability in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2017	$4,643
Change in fair value of contingent acquisition consideration payable	(2,284)
Balance, March 31, 2018	$2,359

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Furniture and office equipment	$1,278	$1,049
Computer equipment	435	160
Software	321	305
Leasehold improvements	15,817	13,368
Laboratory equipment	6,730	5,698
Manufacturing equipment	6,182	5,996
Construction in progress and deposits on equipment	1,925	2,899
Total property and equipment	32,688	29,475
Less accumulated depreciation and amortization	(6,252)	(5,103)
Property and equipment, net	$26,436	$24,372

Property and equipment depreciation expense for the three months ended March 31, 2018 and 2017 was $1.1 million and $0.7 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued payroll and related expenses	$2,860	$5,460
Accrued research and development expenses	3,093	2,590
Accrued property and equipment	1,390	540
Accrued professional services	312	162
Other	394	80
Total accrued liabilities	$8,049	$8,832

Facility Lease Obligations

Long-term deferred rent and asset retirement obligations consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Deferred rent	$2,694	$2,535
Asset retirement obligation	760	743
	$3,454	$3,278

6.	License and Collaboration Agreements

During the three months ended March 31, 2018, the Company paid a $0.4 million milestone that was triggered by the first clinical dosing of a patient for the AT342 program. For more information on our material license and collaboration agreements, see Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

7.Stock Compensation and Employee Benefit Plans

Stock-based compensation expense by category was as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$2,056	$539
General and administrative	1,330	516
Total stock-based compensation expense	$3,385	$1,055

Employees	$3,316	$1,024
Non-employees	70	31
Total stock-based compensation expense	$3,385	$1,055

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

A total of 1,500,000 shares were reserved for issuance under the 2016 Plan in addition to the 705,862 shares rolled into the 2016 Plan from the 2012 Plan. At March 31, 2018, 1,684,184 shares were available for future grant. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. On January 1, 2018, 1,495,069 additional shares were added to the 2016 Plan reserve for issuance per this provision. Under the terms of the 2016 Plan, in general, options will vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The term of options granted under the 2016 Plan is limited to ten years.

The following table summarizes option activity for the three months ended March 31, 2018:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2017	202,547	5,073,132	$15.03	8.53	$82,271
Increase to authorized shares	1,495,069	—
Options granted	(83,500)	83,500	$32.62
Options exercised	—	(183,692)	$4.39
Options forfeited	70,054	(70,054)	$17.52
Options cancelled	14	(14)	$27.39
Balance, March 31, 2018	1,684,184	4,902,872	$15.70	8.34	$70,634
Exercisable, March 31, 2018		1,719,689	$8.35	7.34	$37,316
Vested and expected to vest, March 31, 2018		4,562,920	$15.22	8.28	$67,875

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2018. During the three months ended March 31, 2018, options to purchase 183,692 shares of common stock with an intrinsic value of approximately $5.6 million were exercised, generating approximately $0.8 million of cash received.

The weighted average grant date fair value of employee options granted during the three months ended March 31, 2018 and 2017 was $21.81 and $10.03 per share, respectively. As of March 31, 2018, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $34.8 million, which the Company expects to recognize over an estimated weighted average period of 2.83 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options granted to employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	5.8-6.1	5.8-6.1
Expected volatility	75-76%	77-78%
Risk-free interest rate	2.3-2.7%	2.1-2.2%
Expected dividend yield	0%	0%

There were no non-employee options granted during the three months ended March 31, 2018 and 2017. Options and awards to non-employees are recorded at fair value and remeasured at the end of each period.  As of March 31, 2018, the total unrecognized compensation expense related to unvested non-employee options was approximately $0.1 million, which the Company expects to recognize over an estimated weighted average period of 0.92 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options for non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	7.3-8.1	6.7-9.1
Expected volatility	75%	77-91%
Risk-free interest rate	2.3-2.8%	2.2-2.4%
Expected dividend yield	0%	0%

2016 Employee Stock Purchase Plan

On July 19, 2016, the 2016 Employee Stock Purchase Plan, or the 2016 ESPP was adopted.  The 2016 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company initially reserved 210,000 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The 2016 ESPP will not become effective until such time as the Compensation Committee determines in the future, and as of March 31, 2018, the initial offering period had not commenced.

Employee Benefit Plan

Defined Contribution Plans – The Company sponsors a defined contribution Section 401(k) plan for its employees. The plan provides for the deferral of employee compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), and a discretionary match. The discretionary match was implemented by the Company during the first quarter of 2018. Direct costs related to this defined contribution plan were $0.6 million for the three months ended March 31, 2018. There were no direct costs for the three months ended March 31, 2017.

8.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2018 and 2017 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from the net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

9.	Commitments and Contingencies

In April 2016, the Company entered into a sublease agreement for approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with an initial term that expired in January 2018. In July 2017, the Company executed a long-term lease agreement for this space, plus an additional 17,570 square feet for an aggregate space of 26,553 square feet, that commenced in February 2018 for an eight-year term with minimum lease payments of $13.5 million.

10.Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three months ended March 31, 2018 and 2017, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share of common stock during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Net loss	$(25,571)	$(18,115)
Weighted-average number of shares used in computing net loss per share	34,582,071	21,755,134
Net loss per share, basic and diluted	$(0.74)	$(0.83)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017

Stock options to purchase common stock	4,902,872	3,607,305
Common stock warrants	9,914	9,914
	4,912,786	3,617,219

11.Related Party Transactions

There were no related party transactions in the three months ended March 31, 2018 and 2017.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K.

Overview

We are a clinical stage biotechnology company focused on developing and commercializing innovative gene therapy products for patients living with serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the affected gene to cells, resulting in production of the normal protein. We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have initiated Phase 1/2 clinical studies of AT132 and AT342, and are conducting IND-enabling preclinical studies of AT982 for the treatment of Pompe disease, for which we plan to file an IND in the fourth quarter of 2018.  In our AT307 program, we have submitted an IND to the FDA, which has completed its initial review and provided us with a short list of questions to be addressed prior to the IND becoming active.  We plan to address these questions in the coming weeks.  We maintain full global rights to all our product candidates.

We have developed a proprietary in-house cGMP manufacturing capability that we believe provides us with a core strategic advantage, enabling superior control over development timelines, costs and intellectual property. Our manufacturing facility is located in South San Francisco in a building that we have improved to support our research, process development and manufacturing capabilities in accordance with current Good Manufacturing Practices, or cGMP, requirements. We believe we have established a comprehensive platform for production of our adeno-associated virus vector, or AAV, product candidates and plan continued investment to further optimize and expand our manufacturing capabilities to cost-effectively produce high-quality AAV vectors at both clinical and commercial scale.

We have built our portfolio of product candidates in part by engaging in license and collaboration agreements as well as strategic transactions with third parties. In July 2013, we entered into a license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we obtained intellectual property rights related to AT132 and AT982. In January 2014, we entered into an agreement with Genethon pursuant to which we acquired intellectual property rights related to AT132 in exchange for the payment of certain development milestones and royalties on net sales. In August 2015, in connection with our acquisition of Cardiogen Sciences, Inc., or Cardiogen, we acquired a license agreement with Fondazione Salvatore Maugeri, or FSM, pursuant to which we obtained a license to FSM’s intellectual property rights related to AT307 and certain other products that we may develop related to the treatment of several additional inherited arrhythmias. That agreement was subsequently amended in May 2017 with FSM’s successor, Istituti Clinici Scientifici Maugeri S.p.A SB, or ICSM, providing us with rights to develop gene therapies in indications related to CPVT along with an option for development in additional cardiac indications. In November 2015, we entered into two additional license agreements with REGENXBIO, pursuant to which we obtained intellectual property rights related to AT307 and AT342. In May 2016, we entered into a license and collaboration agreement with The Trustees of the University of Pennsylvania, or the University of Pennsylvania, pursuant to which we obtained a license to develop and commercialize a gene therapy product for Crigler-Najjar.

Under these licensing, collaboration, and strategic arrangements for technologies that are incorporated into our product candidates, we are contractually committed to payments for licensing fees, services, and royalties, in addition to contingent payments upon achievement of certain milestones.

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $90.2 million, $59.7 million and $26.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $25.6 million and $18.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $216.2 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock, through the issuance and sale of our common stock pursuant to our initial public offering, or IPO, in July 2016, a follow-on offering in April 2017, pursuant to an “at-the-market” program and sales agreement, or ATM, we entered into with Cowen and Company, LLC, or Cowen beginning August 2017, and an additional follow-on offering in January 2018. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $326.1 million.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
AT132 direct program costs	$2,520	$3,924
AT342 direct program costs	1,294	1,879
AT982 direct program costs	2,168	(106)
AT307 direct program costs	280	29
Personnel, non-program, and unallocated program costs	13,629	8,861
Total research and development expenses	$19,891	$14,587

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to business combinations and contingent consideration payable are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2017, that are significant to us.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Operating expenses
Research and development	$19,891	$14,587	$5,304
General and administrative	6,519	3,658	2,861
Total operating expenses	26,410	18,245	8,165
Loss from operations	(26,410)	(18,245)	(8,165)
Interest income, net	859	147	712
Other expense, net	(20)	(17)	(3)
Net loss	$(25,571)	$(18,115)	$(7,456)

Research and Development

Research and development expenses increased by $5.3 million, or 36%, to $19.9 million for the three months ended March 31, 2018. The increase was primarily due to a $2.3 million increase in expenses related to our AT982 program and a $0.3 million increase in expenses related to our AT307 program, as we increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for preclinical studies, a $2.1 million increase in personnel costs and a $0.7 million increase for facility costs primarily due to increased headcount and investment in manufacturing, a $2.3 million increase in manufacturing supplies, a $0.4 million increase in other expenses related to expanded research and development, and a $1.5 million increase for stock-based compensation expense. Our AT132 and AT342 program expenses decreased by $1.4 million and $0.6 million, respectively, as we ramped up activities for our other programs. As of March 31, 2018, we revised our estimated probability for triggering a milestone payment pursuant to the Cardiogen acquisition agreement that resulted in a $2.3 million decrease to the estimated fair value of the contingent liability and a $2.3 million reduction of research and development expense during the three months ended March 31, 2018. The change in estimate is attributable to our assessment of various factors related to the AT307 program, including an evaluation of initial results from ongoing patient identification efforts, and how those efforts may affect the timing and amount of resources allocated among our various product development candidates. We anticipate that research and development expenses in aggregate will continue to increase as we expand our operations and activities.

General and Administrative

General and administrative expenses increased by $2.9 million, or 78%, to $6.5 million for the three months ended March 31, 2018. The increase was primarily due to a $1.5 million increase in personnel costs and a $0.8 million increase in stock-based compensation expense due to increased headcount, and a $0.5 million increase in facilities-related costs. Many of these increases are a result of mandatory compliance efforts as a public company and we expect to continue to incur growth in our general and administrative expenses related to operations as a public company.

Interest Income, net

Interest income, net increased by $0.7 million, or 484%, to $0.9 million for the three months ended March 31, 2018, as we invested funds received from our public equity offerings into short duration fixed-income securities.

Liquidity, Capital Resources and Plan of Operations

Since our inception in 2012 through March 31, 2018, our operations have been financed solely by net proceeds of $135.8 million from the sale of shares of our convertible preferred stock and $412.1 million from the sale of common stock from our public equity offerings. As of March 31, 2018, we had $326.1 million in cash, cash equivalents, and short-term investments and an accumulated deficit of $216.2 million.

On January 29, 2018, we completed an underwritten public offering of 6,612,500 shares of common stock (inclusive of 862,500 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $35.00 per share. The aggregate net proceeds received by us were $217.2 million, net of underwriting discounts, commissions and offering costs.

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

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures that will be needed for our current and anticipated product development programs to achieve commercial success.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(24,592)	$(22,207)
Cash (used in) provided by investing activities	(1,440)	4,828
Cash provided by financing activities	217,929	134
Net increase (decrease) in cash, cash equivalents and restricted cash	$191,897	$(17,245)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31 2018 was $24.6 million. Our net loss was $25.6 million, which was partially offset by noncash charges of $2.2 million, consisting primarily of $3.4 million of stock-based compensation expense, $1.1 million of depreciation and amortization expense, and a $2.3 million reduction in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of a decrease in our accrued liabilities of $2.2 million, offset by an increase in accounts payable of $0.6 million and a decrease in prepaid expenses of $0.3 million. These decreases in accrued liabilities are based on timing of invoicing for services, primarily for research and development expenses.

Cash used in operating activities for the three months ended March 31, 2017 was $22.2 million. Our net loss was $18.1 million, which was partially offset by noncash charges of $1.9 million, consisting primarily of $1.1 million of stock-based compensation expense, $0.7 million of depreciation and amortization expense, and a $0.1 million change in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of an increase in our prepaid expenses, primarily for research and development contracts, and other current assets by $0.5 million, a $1.4 million increase in long-term deposits and an increase in our accounts payable and accrued liabilities by a net $4.3 million.

Cash Flows from Investing Activities

Cash used in investing activities was $1.4 million for the three months ended March 31, 2018, primarily due to purchases of property and equipment of $0.9 million and marketable securities of $35.3 million, partially offset by the sale or maturity of marketable securities of $34.8 million.

Cash provided by investing activities was $4.8 million for the three months ended March 31, 2017, primarily due to the sale or maturity of marketable securities of $32.0 million, partially offset by purchases of marketable securities of $26.4 million and purchases of property and equipment of $0.8 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 were related to proceeds from the exercise of stock options of $0.8 million and net proceeds from our follow-on offering of $217.1 million.

Cash provided by financing activities for the three months ended March 31, 2017 were related to proceeds from the exercise of stock options of $0.1 million.

Off-Balance Sheet Arrangements

At March 31, 2018, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Other Commitments

Lease Agreements

In April 2016, we entered into a sublease agreement for approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with an initial term that expired in January 2018. In July 2017, we executed a long-term lease agreement for this space, plus an additional 17,570 square feet for an aggregate space of 26,553 square feet, that commenced in February 2018 for an eight-year term with minimum lease payments of $13.5 million.

Material License and Collaboration Agreements

There were no significant changes to our material license and collaboration agreements during the three months ended March 31, 2018, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $326.1 million and $133.6 million as of March 31, 2018 and December 31, 2017, respectively, which consisted of bank deposits, money market funds and marketable fixed income securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of March 31, 2018 or December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our unaudited interim condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. This list is not exhaustive and the order and presentation does not reflect management’s determination of priority or likelihood. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Product Development and Regulatory Approval

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the identification and development of our current product candidates, AT132 for X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have initiated Phase 1/2 clinical studies of AT132 and AT342, and are conducting IND-enabling preclinical studies of AT982 for the treatment of Pompe disease, for which we plan to file an IND in the fourth quarter of 2018.  In our AT307 program, we have submitted an IND to the FDA, which has completed its initial review and provided us with a short list of questions to be addressed prior to the IND becoming active.  We plan to address these questions in the coming weeks.  Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

Though viral vectors similar to ours have been evaluated by others in clinical trials, our product candidates only recently entered into human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable risk-benefit profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and if we report interim safety and efficacy results from an ongoing clinical trial, we may not be able to confirm these results upon full analysis of the complete trial data. For example, in ASPIRO, an ongoing Phase 1/2 clinical study of AT132 in XLMTM patients, we have reported encouraging interim data.  However, the interim dataset from ASPIRO will differ from the final data, upon which global regulatory decisions will be based.  Potential reasons for these differences include, but are not limited to:

•

interim datasets may be comprised of a small number of patients, and the safety and efficacy results from longer term follow-up in patients dosed early in the study, or results from future patients, may not be replicated;

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
•

the precise composition of the final dataset is subject to additional regulatory feedback, which is expected closer to the time of a biologics license application or BLA, or equivalent, and the advice may vary by regulatory authority.

In addition, the safety and efficacy results we observe with our product candidates in preclinical animal models may not be predictive of results from our future clinical trials in humans, or may not translate to humans until higher doses are utilized, if at all.  For example, data we reported from the first patient treated with AT342 for Crigler-Najjar Syndrome at the 1.5x1012 vg/kg dose demonstrated a rapid decline in total bilirubin levels from approximately 11 mg/dL at baseline to 4 mg/dL at week 2 post-dosing, with a gradual return to baseline by week 12.  A similar efficacy result was observed with low doses of AT342 in a dose ranging study in the mouse model of Crigler Najjar, while higher doses demonstrated durable bilirubin reduction. We plan to dose escalate to a 6x1012 vg/kg dose to treat the next patient.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. Our product candidates may fail in late-stage clinical development if they do not show the desired safety and efficacy, even if they have successfully advanced through initial clinical trials. In addition, data obtained from preclinical and clinical studies are subject to varying interpretations. If agencies such as the FDA or EMA interpret data from our development programs differently than we do, the regulatory approval of our product candidates may be delayed, limited or prevented. For example, in our AT307 program, we have submitted an IND to the FDA, which has completed its initial review and provided us with a short list of questions to be addressed prior to the IND becoming active.  We plan to address these questions in the coming weeks.

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapy studies that raise safety or efficacy concerns broadly about the field of gene therapy, or about our product candidates specifically. For example, we have conducted non-GLP rodent studies of AT132 and AT982 in which we observed safety signals.  While IND-enabling toxicology studies of AT982 are ongoing, we have not observed these same safety signals with AT132 when we evaluated it in the naturally-occurring canine model of XLMTM, or in non-human primate toxicology studies. Additionally, in January 2018, an academic gene therapy researcher published results from non-GLP studies conducted in a small number of non-human primates and piglets, utilizing AAV vectors with different capsid serotypes and transgenes than those we use in our product candidates.  These publications cited concerns about the potential risks of high systemic dosing of AAV gene therapy products.  We have not observed similar results in any of our non-clinical studies with our candidate vectors; and

•

we continue to conduct preclinical and clinical studies across our portfolio of product candidates. If we observe unexpected safety signals in these studies, we may decide, or regulatory authorities may require us, to delay or halt further development of our product candidates.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment. For example, an increasingly anticipated side effect of AAV gene therapy is the development of a T-cell immunological response, most often seen affecting the liver. For example, in ASPIRO, our Phase 1/2 study of AT132, we have seen elevations of liver enzymes, a signal that a T-cell mediated immune response has likely occurred, and in one patient, we reported a case of myocarditis and elevated troponin levels, which were deemed to be probably related to treatment with AT132. To date, all of the adverse events in ASPIRO have been controlled by treatment; however, if we are unable to clinically manage potential safety events in the future, we may decide or be required to halt or delay further clinical development of our product candidates.

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

Genetically defined diseases generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate that the incidence of XLMTM is approximately one in 50,000 male births, the incidence of Crigler-Najjar is approximately one in 1,000,000 births, and the incidence of Pompe disease is one in 40,000 births. While the literature suggests there may be up to 6,000 people in addressable markets living with CASQ2-CPVT, early results from our patient identification efforts have not been able to confirm these estimates.  Our continuing patient identification efforts will help inform the path forward, as it relates to both timing and amount of resource allocation to our CASQ2-CPVT program.  In addition, some of our potential patients may have neutralizing antibodies to the AAV capsid serotypes we employ, which may affect the therapeutic efficacy of our product candidates. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Patient enrollment may be affected by other factors including:

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

Established under the 21st Century Cures Act, the RMAT designation is an expedited program for the advancement and approval of regenerative medicine products where preliminary clinical evidence indicates the potential to address unmet medical needs for life-threatening diseases or conditions. We plan to seek RMAT designation for our product candidates if the clinical data support such designation. Similar to Breakthrough Therapy designation, the RMAT designation allows companies developing regenerative medicine therapies to work more closely and frequently with the FDA, and RMAT-designated products may be eligible for priority review and accelerated approval. In a November 2017 draft guidance document, the FDA stated that gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues, may meet the definition of a regenerative medicine therapy. For product candidates that have received a RMAT designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as RMAT therapies, the FDA may later decide that the product no longer meets the conditions for qualification.

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We have received Fast Track Designation for AT132, AT342, and AT307 and in the future, we may seek additional Fast Track Designations for other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.

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

It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for our product candidates, as gene and cell therapies are novel products that are generally anticipated to establish premium pricing and are initially intended as a one-time single administration. In the United States, LUXTURNA, a gene therapy product manufactured by Spark Therapeutics, Inc., was approved for marketing by the FDA in December 2017. In October 2017, the FDA approved YESCARTA, a CAR-T cell therapy product manufactured by Kite Pharma, Inc. KYMRIAH, an additional CAR-T cell therapy product manufactured by Novartis AG, was approved for marketing by the FDA in August 2017. While there is no body of established pricing and reimbursement practices for these novel gene and cell therapy products, and no uniform policy of coverage and reimbursement exists among third-party payors, these products may establish a pricing and reimbursement precedent for our product candidates, if approved. The Centers for Medicare and Medicaid Services, or CMS, administers the Medicare and Medicaid programs, which are increasingly used as models for how private payors develop their coverage and reimbursement policies, but coverage and reimbursement for products can differ significantly from payor to payor. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for a fundamentally novel gene therapy product such as ours, or how the CMS’s decision will affect our ability to obtain coverage and adequate reimbursement from other third-party payors, if any of our product candidates receive FDA approval. Moreover, reimbursement agencies in the European Union may be more conservative than the CMS. For example, several cancer drugs have been approved for reimbursement in the United States but have not been approved for reimbursement in certain European Union Member States.

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

For the treatment of Crigler-Najjar, the current standard of care is phototherapy, and upon disease progression, liver transplant. There are currently no products approved specifically for the treatment of Crigler-Najjar. Genethon, a French not-for-profit organization, and has announced that it initiated a clinical trial for its AAV-UGT1A1 gene therapy for the treatment of Crigler-Najjar syndrome. Promethera has received orphan drug designation from the FDA and European Commission for the treatment of Crigler-Najjar syndrome for HepaStem, a product that comprises heterologous human adult liver progenitor cells. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar syndrome or ornithine transcarbamylase deficiency. No further development in Crigler-Najjar syndrome has been announced for HepaStem. Additionally, Alexion and Moderna had been collaborating to develop a messenger RNA product candidate for the treatment of Crigler-Najjar. The collaboration has been terminated and it is unknown whether Moderna will continue development of this program on its own.

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

The U.S. government recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

Further, the newly enacted comprehensive tax legislation, among other things, reduces the orphan drug tax credit from 100% to 50% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $90.2 million and $59.7 million for the years ended December 31, 2017 and 2016, respectively, and a net loss of $25.6 million and $18.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $216.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2018, our cash, cash equivalents and short-term investments were $326.1 million.

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

We are an early-stage biotechnology company formed in November 2012. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying potential product candidates, undertaking research and preclinical studies of our product candidates, manufacturing, and establishing licensing arrangements. We have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. As of December 31, 2017, we had federal net operating loss carryforwards of $77.3 million, which begin to expire in 2033. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting beginning with the year ended December 31, 2017.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect will increase after we are no longer an “emerging growth company.” In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and The Nasdaq Stock Market LLC, or Nasdaq, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Furthermore, as of December 31, 2017, we became an “accelerated filer” and are required to file our annual report and quarterly reports more quickly than we previously had been required to file them, which may require us to dedicate additional resources to the timely filing of such reports. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

AUDENTES THERAPEUTICS, INC.

Date:	May 10, 2018	By:	/s/ Matthew Patterson
Matthew Patterson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ Thomas Soloway
Thomas Soloway
Chief Financial Officer
(Principal Financial and Accounting Officer)