Form 10-Q
period 2018-06-30
Audentes Therapeutics, Inc.
filed 2018-08-07
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2018, there were 37,329,030 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$214,495	$38,967
Short-term investments	99,939	94,638
Restricted cash	—	90
Prepaid expenses and other current assets	4,997	3,315
Total current assets	319,431	137,010
Restricted cash - long-term	3,604	3,604
Property and equipment, net	29,340	24,372
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	2,045	2,045
Total assets	$366,051	$178,662
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,959	$3,853
Accrued liabilities	11,384	8,832
Contingent acquisition consideration payable	—	4,643
Deferred rent	424	384
Total current liabilities	16,767	17,712
Deferred rent and asset retirement obligation - long-term	4,951	3,278
Contingent acquisition consideration payable - long-term	2,300	-
Other long-term liabilities	55	60
Deferred tax liability, net	1,014	1,014
Total liabilities	25,087	22,064
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 37,245,212 and 29,901,368 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	588,594	347,327
Accumulated deficit	(247,587)	(190,649)
Accumulated other comprehensive loss	(43)	(80)
Total stockholders' equity	340,964	156,598
Total liabilities and stockholders' equity	$366,051	$178,662

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:	Unaudited
Research and development	$26,348	$18,776	$46,239	$33,363
General and administrative	6,281	4,065	12,800	7,723
Total operating expenses	32,629	22,841	59,039	41,086
Loss from operations	(32,629)	(22,841)	(59,039)	(41,086)
Interest income, net	1,294	115	2,153	262
Other expense, net	(32)	(13)	(52)	(30)
Net loss	(31,367)	(22,739)	(56,938)	(40,854)
Unrealized gains (losses) on short-term investments	51	(8)	37	(8)
Comprehensive loss	$(31,316)	$(22,747)	$(56,901)	$(40,862)
Net loss per share, basic and diluted	$(0.85)	$(0.87)	$(1.59)	$(1.70)
Weighted-average number of shares used in computing net loss per share, basic and diluted	36,935,940	26,212,614	35,765,506	23,996,187

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:	Unaudited
Net loss	$(56,938)	$(40,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,410	1,501
Stock-based compensation	7,482	2,523
Accretion of discount on investments	(346)	(62)
Change in fair value of contingent acquisition consideration payable	(2,343)	164
Other	33	163
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,567)	(783)
Other assets	—	(2,020)
Accounts payable	(209)	640
Accrued liabilities	1,847	(810)
Deferred rent	1,687	1,247
Net cash used in operating activities	(47,944)	(38,291)
Cash flows from investing activities:
Purchases of property and equipment	(5,370)	(2,217)
Proceeds from sales and maturities of marketable securities	79,880	49,010
Purchases of marketable securities	(84,798)	(70,876)
Net cash used in investing activities	(10,288)	(24,083)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,946	361
Proceeds from issuance of common stock, net of offering costs	231,724	80,578
Net cash provided by financing activities	233,670	80,939
Net increase in cash, cash equivalents and restricted cash	175,438	18,565
Cash, cash equivalents and restricted cash at beginning of period	42,661	40,109
Cash, cash equivalents and restricted cash at end of period	$218,099	$58,674
Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$2,015	$2,549
Deferred financing costs for follow-on offering	$115	$—
Issuance of common stock warrant related to debt financing facility	$—	$83

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

On March 29, 2018, the Company filed an automatic universal shelf registration statement. Pursuant to the registration statement, the Company entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million. During the six months ended June 30, 2018, the Company sold 400,024 shares of common stock under the ATM for aggregate net proceeds of $14.6 million.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success largely depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and as of June 30, 2018 had an accumulated deficit of $247.6 million. The Company intends to raise additional capital through the issuance of additional equity, borrowing under debt arrangements, or potentially through strategic alliances with partner companies. If additional financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the three and six months ended June 30, 2018, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. This pronouncement will become effective for the Company beginning January 1, 2019, with earlier adoption permitted, although no earlier than the adoption date of Topic 606. It is the Company’s expectation that adoption of this pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 became effective January 1, 2018. As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of leases with terms of 12 months or less) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This pronouncement will become effective for the Company beginning January 1, 2019. Early adoption is permitted. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. It is the Company’s expectation that adoption of this pronouncement will have a material impact to its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. In addition, ASU 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. It is the Company’s expectation that adoption of this pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

3.Short-Term Investments

Available-for-sale securities are as follows:

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$37,267	$—	$—	$37,267
Corporate securities	28,111	—	(28)	28,083
U.S. treasury bills	24,385	2	(13)	24,374
U.S. government agency securities	10,219	—	(4)	10,215
Total available-for-sale securities	$99,982	$2	$(45)	$99,939

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$38,552	$—	$—	$38,552
Corporate securities	23,812	—	(40)	23,772
U.S. treasury bills	17,875	—	(24)	17,851
U.S. government agency securities	14,479	—	(16)	14,463
Total available-for-sale securities	$94,718	$—	$(80)	$94,638

All available-for-sale securities as of June 30, 2018 and December 31, 2017 had maturities of less than one year.

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

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	June 30, 2018
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$23,699	$23,699	$—	$—
Commercial paper	64,208	—	64,208	—
Corporate securities	28,083	—	28,083	—
U.S. treasury bills	24,374	—	24,374	—
U.S. government agency securities	10,215	—	10,215	—
Total financial assets	$150,579	$23,699	$126,880	$—

	December 31, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,075	$16,075	$—	$—
Commercial paper	46,423	—	46,423	—
Corporate securities	23,772	—	23,772	—
U.S. treasury bills	17,851	—	17,851	—
U.S. government agency securities	14,463	—	14,463	—
Total financial assets	$118,584	$16,075	$102,509	$—

The financial assets listed above do not include cash held in the Company’s primary operating bank accounts of $163.9 million and $15.0 million as of June 30, 2018 and December 31, 2017, respectively.

Liabilities Measured at Fair Value

The Company’s contingent acquisition consideration payable, resulting from the acquisition of Cardiogen Sciences, Inc., or Cardiogen, in August 2015, is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probability of occurrence, the estimated timing of when the milestone may be attained and assumed discount period and discount rate. Changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions are recorded in research and development expense in the consolidated statement of operations and comprehensive loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probability of occurrence. During the three and six months ended June 30, 2018, the Company revised its estimated probability and timing for triggering a milestone payment pursuant to the Cardiogen acquisition agreement that resulted in a $0.1 million and $2.3 million decrease to the estimated fair value of the contingent liability, respectively, and a corresponding $0.1 million and $2.3 million reduction of research and development expenses, respectively. The change in estimate is attributable to the Company’s assessment of various factors related to the AT307 program, including an evaluation of ongoing patient identification efforts, and how those efforts may affect the timing and decisions regarding resource allocation among the Company’s various product development candidates. In conjunction with this assessment, the Company also considered the potential impact on the valuation of the indefinite lived intangible asset associated with the intellectual property and determined that there was no impairment.

The following is a summary of the contingent acquisition consideration payable recorded in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2017	$4,643
Change in fair value of contingent acquisition consideration payable	(2,343)
Balance, June 30, 2018	$2,300

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Furniture and office equipment	$1,313	$1,049
Computer equipment	551	160
Software	481	305
Leasehold improvements	18,731	13,368
Laboratory equipment	7,915	5,698
Manufacturing equipment	6,433	5,996
Construction in progress and deposits on equipment	1,410	2,899
Total property and equipment	36,834	29,475
Less accumulated depreciation and amortization	(7,494)	(5,103)
Property and equipment, net	$29,340	$24,372

Property and equipment depreciation expense for three months ended June 30, 2018 and 2017 was $1.3 million and $0.8 million, respectively. Property and equipment depreciation expense for the six months ended June 30, 2018 and 2017 was $2.4 million and $1.5 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued payroll and related expenses	$5,082	$5,460
Accrued research and development expenses	4,964	2,590
Accrued property and equipment	702	540
Accrued professional services	508	162
Other	128	80
Total accrued liabilities	$11,384	$8,832

Facility Lease Obligations

Long-term deferred rent and asset retirement obligations consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Deferred rent	$4,182	$2,535
Asset retirement obligation	769	743
	$4,951	$3,278

6.	License and Collaboration Agreements

During the six months ended June 30, 2018, the Company paid a $0.4 million milestone that was triggered by the first clinical dosing of a patient for the AT342 program. For more information regarding the Company’s material license and collaboration agreements, see Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

7.Stock Compensation and Employee Benefit Plans

Stock-based compensation expense by category was as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$2,263	$826	$4,319	$1,365
General and administrative	1,834	642	3,163	1,158
Total stock-based compensation expense	$4,097	$1,468	$7,482	$2,523

Employees	$4,056	$1,435	$7,371	$2,459
Non-employees	41	33	111	64
Total stock-based compensation expense	$4,097	$1,468	$7,482	$2,523

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

A total of 1,500,000 shares were reserved for issuance under the 2016 Plan in addition to the 705,862 shares rolled into the 2016 Plan from the 2012 Plan. At June 30, 2018, 1,416,629 shares were available for future grant. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. On January 1, 2018, 1,495,069 additional shares were added to the 2016 Plan reserve for issuance per this provision. Under the terms of the 2016 Plan, in general, options will vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The term of options granted under the 2016 Plan is limited to ten years.

The following table summarizes option activity for the six months ended June 30, 2018:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2017	202,547	5,073,132	$15.03	8.53	$82,271
Increase to authorized shares	1,495,069	—
Options granted	(462,100)	462,100	$34.81
Options exercised	—	(325,520)	$5.98
Options forfeited	181,012	(181,012)	$19.10
Options cancelled	101	(101)	$27.39
Balance, June 30, 2018	1,416,629	5,028,599	$17.29	8.05	$105,423
Exercisable, June 30, 2018		1,903,195	$9.85	7.16	$53,971
Vested and expected to vest, June 30, 2018		4,697,209	$16.77	7.99	$100,874

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2018. During the six months ended June 30, 2018, options to purchase 325,520 shares of common stock with an intrinsic value of approximately $9.7 million were exercised, generating approximately $1.9 million of cash received.

The weighted average grant date fair value of employee options granted during the three months ended June 30, 2018 and 2017 was $23.64 and $11.65 per share, respectively. As of June 30, 2018, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $37.8 million, which the Company expects to recognize over an estimated weighted average period of 2.72 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options granted to employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	5.5-6.1	6.1	5.5-6.1	5.8-6.1
Expected volatility	75%	77%	75-76%	77-78%
Risk-free interest rate	2.7-2.9%	2%	2.3-2.9%	2.0-2.2%
Expected dividend yield	0%	0%	0%	0%

There were no non-employee options granted during the three months ended June 30, 2018 and 2017. Options and awards to non-employees are recorded at fair value and remeasured at the end of each period.  As of June 30, 2018, the total unrecognized compensation expense related to unvested non-employee options was approximately $0.1 million, which the Company expects to recognize over an estimated weighted average period of 0.79 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options for non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	7.0-7.9	8.0-8.9	7.0-8.1	6.7-9.1
Expected volatility	74-75%	81-89%	74-75%	77-91%
Risk-free interest rate	2.7-2.9%	2.1-2.3%	2.3-2.9%	2.1-2.4%
Expected dividend yield	0%	0%	0%	0%

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

The 2016 ESPP commenced on May 1, 2018. Under the 2016 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. The 2016 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2016 ESPP are limited to a maximum of 15% of an employee’s eligible compensation and purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. The fair values of the rights granted in the three months ended June 30, 2018 under the 2016 ESPP were calculated using the following assumptions: expected term in years is 0.5; volatility is 63.5%; the risk-free interest rate is 2.09%; and no dividend yield.

Employee Benefit Plan

Defined Contribution Plans – The Company sponsors a defined contribution Section 401(k) plan for its employees. The plan provides for the elective deferral of employee compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), and a Company discretionary matching contribution. The discretionary matching contribution was implemented by the Company during the first quarter of 2018. Direct costs related to this defined contribution plan were $0.3 million and $0.8 million for the three and six months ended June 30, 2018. There were no direct costs for the three and six months ended June 30, 2017.

Common Stock Warrants

During the six months ended June 30, 2018, 9,914 common stock warrants, previously granted pursuant to a committed debt arrangement, with an exercise price of $15.13 were exercised on a cashless basis at a fair market value of $36.47 per share, resulting in the issuance of 5,800 shares of common stock.

8.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the six months ended June 30, 2018 and 2017 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

9.	Commitments and Contingencies

In April 2016, the Company entered into a sublease agreement for approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with an initial term that expired in January 2018. In July 2017, the Company executed a long-term lease agreement for this space, plus an additional 17,570 square feet for an aggregate space of 26,553 square feet, that commenced in February 2018 for an eight-year term with minimum aggregate lease payments of $13.5 million.

10.Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and six months ended June 30, 2018 and 2017, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share of common stock during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net loss	$(31,367)	$(22,739)	$(56,938)	$(40,854)
Weighted-average number of shares used in computing net loss per share	36,935,940	26,212,614	35,765,506	23,996,187
Net loss per share, basic and diluted	$(0.85)	$(0.87)	$(1.59)	$(1.70)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2018	2017

Stock options to purchase common stock	5,028,599	3,561,091
Common stock warrants	—	9,914
	5,028,599	3,571,005

11.Related Party Transactions

There were no related party transactions during the three and six months ended June 30, 2018 and 2017.

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

Business Overview

We are a clinical stage biotechnology company focused on developing and commercializing innovative gene therapy products for patients living with serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the affected gene to cells, resulting in production of the normal protein. We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have initiated Phase 1/2 clinical studies of AT132 for treatment of XLMTM and AT342 for the treatment of Crigler-Najjar.  We have an active Investigational New Drug application, or IND, for AT307 for the treatment of CASQ2-CPVT, and we are conducting IND-enabling preclinical studies of AT982 for the treatment of Pompe disease, for which we plan to file an IND in 2019.  We maintain full global rights to all our product candidates.

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

Recent Developments

AT132

The following provides an overview of the incremental safety, efficacy and muscle biopsy data from ASPIRO, our Phase 1/2 clinical study of AT132 in XLMTM, since the most recent data disclosure in an oral presentation held on May 16, 2018 at the American Society of Gene and Cell Therapy (ASGCT) Annual Meeting.

Safety

There have been no serious adverse events in any patient since the last update.

Efficacy

The ASGCT oral presentation included week-24 assessments for Patients 1, 2 and 4 (untreated control) as well as earlier assessments for Patients 5, 6, and 7 from the Cohort 1 expansion group. This incremental update adds week 24 assessments for Patient 3 to the available data set, including:

•	CHOP-INTEND score: increased from 34 at baseline to 48 at week 24 (41% increase)
•	Maximal Inspiratory Pressure (MIP): increased from 26 cmH20 at baseline to 70 cmH20 at week 24 (170% increase)
•	Ventilator support: decreased from continuous (24 hours/day) invasive ventilator support at baseline to night-time only (8 hours/day) ventilator support at week 24

Subsequent to the week 24 assessment, Patient 2 successfully achieved ventilator independence.

Muscle Biopsy

Muscle biopsy samples at the 24-week timepoint show evidence of highly efficient tissue transduction as indicated by vector copy number, robust myotubularin protein expression as assessed by western blot and significant improvement in histology as assessed by improved myofiber size, nuclei peripheralization and organelle localization.

	Vector Copy		MTM1 Protein Expression
	Per Diploid Genome		As a Percent of Normal
	Baseline	Week 24	Baseline	Week 24
Patient 1	BLOD	6.2	BLOD	~120%
Patient 2	BLOD	7.1	5%	~250%
Patient 3	BLOD	2.7	BLOD	~80%
BLOD = Below limit of detection

Based on these findings, the independent Data Monitoring Committee for ASPIRO recommended continuing with dose escalation per protocol, from 1x1014 vg/kg for Cohort 1 to 3x1014 vg/kg for Cohort 2. Patient screening is underway, and dosing is expected to commence in the coming weeks.

AT982

After the conduct of a comprehensive construct selection study in a Pompe mouse model, we recently announced our intent to progress an AT982 candidate vector into clinical development.  This vector incorporated a novel hybrid promoter designed to express the GAA protein in skeletal and cardiac muscle, and the nervous system, and included a liver enhancer element which was shown in animal models to provide a favorable immunogenicity profile.  In order to strengthen our planned global clinical trial applications, we also announced our intent to conduct a toxicology study in non-human primates, or NHPs, to support our expanded vision to develop AT982 for both infantile and late onset Pompe disease patients.  During the conduct of this study, we observed a dose-dependent safety signal, resulting in the early termination of the study.  While analysis of these findings is ongoing, we have initiated a series of non-clinical studies to inform our path forward and revised our timelines to account for these activities.

Our vision is to develop AT982 for treatment of all patients living with Pompe disease. Our plan for the clinical development program includes two phase 1/2 studies, INTEGRO and FORTIS, to be conducted in the infantile and late onset Pompe disease populations, respectively. We plan to file INDs for both studies in 2019, and to initiate INQUIRO, a prospective natural history run-in study to both INTEGRO and FORTIS, in the first half of 2019.

License Agreements

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

Under these licensing, collaboration, and strategic arrangements for technologies that are incorporated into our product candidates, we are contractually committed to payments for licensing fees, services, and royalties, in addition to contingent payments upon achievement of certain development and commercialization milestones.

Financial Overview

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $90.2 million, $59.7 million and $26.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $56.9 million and $40.9 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $247.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock, through the issuance and sale of our common stock pursuant to our initial public offering, or IPO, in July 2016, a follow-on offering in April 2017, pursuant to an “at-the-market” program and sales agreement, or ATM, we entered into with Cowen and Company, LLC, or Cowen from August 2017 through January 2018, an additional follow-on offering in January 2018, and an additional ATM facility with Cowen that began in March 2018. As of June 30, 2018, we had cash, cash equivalents and short-term investments of $314.4 million.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
AT132 direct program costs	$4,549	$6,649	$7,069	$10,586
AT342 direct program costs	1,488	1,473	2,782	3,352
AT982 direct program costs	3,176	144	5,344	37
AT307 direct program costs	297	1,222	577	1,251
Personnel, non-program, and unallocated program costs	16,838	9,288	30,467	18,137
Total research and development expenses	$26,348	$18,776	$46,239	$33,363

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, including rent and maintenance of facilities, depreciation and amortization expense and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonuses, payroll taxes, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance and support the development of our product candidates and as a result of our operations as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The Nasdaq Global Market, and other governing bodies in addition to insurance expenses, investor relations activities and other administration, accounting and professional services.

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

Recent Accounting Pronouncements

Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2017, that are significant to us.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)

Operating expenses
Research and development	$26,348	$18,776	$7,572
General and administrative	6,281	4,065	2,216
Total operating expenses	32,629	22,841	9,788
Loss from operations	(32,629)	(22,841)	(9,788)
Interest income, net	1,294	115	1,179
Other (expense) income, net	(32)	(13)	(19)
Net loss	$(31,367)	$(22,739)	$(8,628)

Research and Development

Research and development expenses increased by $7.6 million, or 40%, to $26.3 million for the three months ended June 30, 2018. The increase was partially a result of a $1.4 million increase for stock-based compensation expense due to increased headcount and increasing fair values for new stock option awards, a $4.1 million increase in personnel costs and a $0.7 million increase for facility costs primarily due to increased headcount and investment in manufacturing, a $1.0 million increase in manufacturing supplies and a $0.5 million increase in other expenses related to expanded research and development. Our AT132 and AT307 program expenses decreased by $2.1 million and $0.9 million, respectively, as we shifted some spending to our AT982 program in preparation for planned clinical studies.  Our AT982 program expenses increased by $3.0 million, as we increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for planned clinical studies, while AT132 expenses decreased when compared to prior year’s expense due to substantial clinical trial initiation costs incurred in 2017. We anticipate that research and development expenses in aggregate will continue to increase as we continue to expand our operations and research and development activities.

General and Administrative

General and administrative expenses increased by $2.2 million, or 55%, to $6.3 million for the three months ended June 30, 2018. The increase was primarily a result of a $1.2 million increase in stock-based compensation expense due to increased headcount and increasing fair values for new stock option awards, a $0.2 million increase in personnel costs due to increased headcount, and a $0.7 million increase in facilities-related costs. Much of this increase is attributable to continued compliance efforts as a public company, and we expect that we will continue to incur growth in our general and administrative expenses related to our operations as a public company.

Interest Income, net

Interest income, net increased by $1.2 million, or 1,025%, to $1.3 million for the three months ended June 30, 2018, as we invested a portion of the funds received from our public equity offerings into short duration fixed-income securities.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Operating expenses
Research and development	$46,239	$33,363	$12,876
General and administrative	12,800	7,723	5,077
Total operating expenses	59,039	41,086	17,953
Loss from operations	(59,039)	(41,086)	(17,953)
Interest income, net	2,153	262	1,891
Other expense, net	(52)	(30)	(22)
Net loss	$(56,938)	$(40,854)	$(16,084)

Research and Development

Research and development expenses increased by $12.9 million, or 39%, to $46.2 million for the six months ended June 30, 2018. The increase was partially a result of a $3.0 million increase for stock-based compensation expense due to increased headcount and increasing fair values for new stock option awards, a $6.2 million increase in personnel costs and a $1.4 million increase for facility costs primarily due to increased headcount and investment in manufacturing, a $3.3 million increase in manufacturing supplies and a $1.0 million increase in other expenses related to expanded research and development. Our AT132, AT307, and AT342 program expenses decreased by $3.5 million, $0.7 million, and $0.6 million, respectively, as we shifted some spending to our AT982 program. Our AT982 program expenses increased by $5.3 million, as we increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for planned clinical studies, while AT132 expenses decreased when compared to prior year’s expense due to substantial clinical trial initiation costs incurred in 2017. During the six months ended June 30, 2018, we revised our estimated probability and timing for triggering a milestone payment pursuant to the Cardiogen acquisition agreement that resulted in a $2.3 million decrease to the estimated fair value of the contingent liability and a related $2.3 million reduction of research and development expense. The change in estimate is attributable to our assessment of various factors related to the AT307 program, including an evaluation of ongoing patient identification efforts, and how those efforts may affect the development timeline and decisions regarding resource allocation among our various product development candidates. We anticipate that research and development expenses in aggregate will continue to increase as we expand our operations and research and development activities.

General and Administrative

General and administrative expenses increased by $5.1 million, or 66%, to $12.8 million for the six months ended June 30, 2018. The increase was primarily a result of a $2.0 million increase in stock-based compensation expense due to increased headcount and increasing fair values for new stock option awards, a $1.7 million increase in personnel costs and a $1.1 million increase in facilities-related costs due to increased headcount, and a $0.6 million increase in consulting costs. Much of this increase is attributable to continued compliance efforts as a public company, and we expect that we will continue to incur growth in our general and administrative expenses related to our operations as a public company.

Interest Income, net

Interest income, net increased by $1.9 million, or 722%, to $2.2 million for the six months ended June 30, 2018, as we invested a portion of funds received from our public equity offerings into short duration fixed-income securities.

Liquidity, Capital Resources and Plan of Operations

Since our inception in 2012 through June 30, 2018, our operations have been financed solely by net proceeds of $135.8 million from the sale of shares of our convertible preferred stock and $426.7 million from the sale of common stock from our public equity offerings. As of June 30, 2018, we had $314.4 million in cash, cash equivalents, and short-term investments and an accumulated deficit of $247.6 million.

On January 29, 2018, we completed an underwritten public offering of 6,612,500 shares of common stock (inclusive of 862,500 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $35.00 per share. The aggregate net proceeds received by us were $217.2 million, net of underwriting discounts, commissions and offering costs.

On March 29, 2018, we filed an automatic universal shelf registration statement. In connection with the filing of the registration statement, we entered into an “at-the-market” equity offering program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million. During the six months ended June 30, 2018, the Company sold 400,024 shares of common stock under the ATM for aggregate net proceeds of $14.6 million.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(47,944)	$(38,291)
Cash (used in) provided by investing activities	(10,288)	(24,083)
Cash provided by financing activities	233,670	80,939
Net increase (decrease) in cash, cash equivalents and restricted cash	$175,438	$18,565

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 was $47.9 million. Our net loss was $56.9 million, which was partially offset by noncash charges of $7.2 million, consisting primarily of $7.5 million of stock-based compensation expense, $2.4 million of depreciation and amortization expense, and a $2.3 million reduction in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of an increase in prepaid expenses of $1.6 million offset by increases of $1.8 million in accrued liabilities. These increases in prepaid expenses and accrued liabilities are based on timing of invoicing for services, primarily for research and development expenses.

Cash used in operating activities for the six months ended June 30, 2017 was $38.3 million. Our net loss was $40.9 million, which was partially offset by noncash charges of $4.3 million, consisting primarily of $2.5 million of stock-based compensation expense, $1.5 million of depreciation and amortization expense, and a $0.2 million change in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of an increase in our prepaid expenses, primarily for contractual research and development services, and other current assets by $0.8 million, a $2.0 million increase in long-term deposits and a decrease in our accounts payable and accrued liabilities by a net $0.2 million.

Cash Flows from Investing Activities

Cash used in investing activities was $10.3 million for the six months ended June 30, 2018, primarily due to purchases of marketable securities of $84.8 million and purchases of property and equipment of $5.4 million, partially offset by the sale or maturity of marketable securities of $79.9 million.

Cash used in investing activities was $24.1 million for the six months ended June 30, 2017, primarily due to the purchases of marketable securities of $70.9 million and purchases of property and equipment of $2.2 million, partially offset by the sale or maturity of marketable securities of $49.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was related to net proceeds from our follow-on offering of $217.1 million and from our ATM program of $14.6 million, net of underwriting discounts, commissions and offering costs, and proceeds from the exercise of stock options of $1.9 million.

Cash provided by financing activities for the six months ended June 30, 2017 was related to net proceeds from our follow-on offering of $80.6 million, net of underwriting discounts, commissions and offering costs, and proceeds from the exercise of stock options of $0.4 million.

Off-Balance Sheet Arrangements

At June 30, 2018, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Other Commitments

Lease Agreements

In April 2016, we entered into a sublease agreement for approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with an initial term that expired in January 2018. In July 2017, we executed a long-term lease agreement for this space, plus an additional 17,570 square feet for an aggregate space of 26,553 square feet, that commenced in February 2018 for an eight-year term with minimum aggregate lease payments of $13.5 million.

Material License and Collaboration Agreements

There were no significant changes to our material license and collaboration agreements during the six months ended June 30, 2018, as compared to our previous disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $314.4 million and $133.6 million as of June 30, 2018 and December 31, 2017, respectively, which consisted of bank deposits, money market funds and marketable fixed income securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of June 30, 2018 or December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the three months ended June 30, 2018, we did take measures to enhance our internal control over financial reporting as steps toward continued compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

We have invested substantially all of our efforts and financial resources in the identification and development of our current product candidates, AT132 for X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT982 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have initiated Phase 1/2 clinical studies of AT132 for treatment of XLMTM and AT342 for the treatment of Crigler-Najjar.  We have an active Investigational New Drug application, or IND, for AT307 for the treatment of CASQ2-CPVT, and we are conducting IND-enabling preclinical studies of AT982 for the treatment of Pompe disease, for which we plan to file an IND in 2019.  Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

Though viral vectors similar to ours have been evaluated by others in clinical trials, our product candidates only recently entered into human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable risk-benefit profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and if we report interim safety and efficacy results from an ongoing clinical trial, we may not be able to confirm these results upon full analysis of the complete trial data. For example, in ASPIRO, an ongoing Phase 1/2 clinical study of AT132 in XLMTM patients, we have reported encouraging interim data.  However, the interim dataset from ASPIRO will differ from the final datasets upon which global regulatory decisions will be based.  Potential reasons for these differences include, but are not limited to:

•

interim datasets may be comprised of a small number of patients, and the safety and efficacy results from longer term follow-up in patients dosed earlier in the study, or results from future patients, may not replicate those early results;

•	interim datasets may be comprised of patients evaluated at a specific dose level, whereas patients enrolled later in a study may receive higher doses with unknown implications for safety and efficacy;
•	not all patients may demonstrate improvement;
•

patients may discontinue their involvement in ASPIRO for a number of reasons, including disease progression, following a response or a lack of clinical benefit, and discontinuations will impact the amount of data we collect over time;

•	additional time and patient accrual provide new opportunities to capture new adverse events and further characterize the safety and efficacy of AT132; and
•

the precise composition of the final datasets is subject to additional regulatory feedback, which is expected to be received closer to the time of submission of a biologics license application or BLA, or equivalent, and the advice may vary by regulatory authority.

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

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

the FDA and other governmental health authorities, Institutional Review Boards, or IRBs, or ethics committees may not authorize or may delay authorizing us or our investigators to commence a clinical trial or conduct a clinical trial at all or at a prospective trial site, such as by requiring us to conduct additional preclinical studies and to submit additional data or imposing other requirements before permitting us to initiate or continue a clinical trial;

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapy studies that raise safety or efficacy concerns broadly about the field of gene therapy, or about our product candidates specifically. For example, we have reported that a series of adverse events have occurred in ASPIRO, the Phase 1/2 clinical trial in patients with XLMTM, several of which have been deemed to be possibly or probably related to treatment with AT132.  In our AT982 program, we conducted a toxicology study in non-human primates during which we observed an unexpected and dose-dependent safety signal, resulting in the early termination of the study.  While analysis of these findings is ongoing, we have initiated a series of non-clinical studies to inform our path forward and revised our timelines to account for these activities.  Additionally, in January 2018, an academic gene therapy researcher published results from non-GLP studies conducted in a small number of non-human primates and piglets, utilizing AAV vectors with different capsid serotypes and transgenes than those we use in our product candidates.  These publications cited concerns about the potential risks of high systemic dosing of AAV gene therapy products.  We have not observed similar results in any of our non-clinical studies with our candidate vectors.  We continue to conduct preclinical and clinical studies across our portfolio of product candidates. If we observe unexpected safety signals in these studies, we may decide, or regulatory authorities may require us, to delay or halt further development of our product candidates.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. Our planned clinical trials may be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC, even though none have been required to date. As of April 2016, the new NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (IRB or the Institutional Biosafety Committee, or IBC) to request a public RAC review based on their own review of the protocol and NIH requirements.  Regardless of the request for public review, NIH makes their own assessment as to whether the protocol would significantly benefit from a public RAC review. The NIH’s recommendations are shared with the FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body approval can be issued. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment. For example, an increasingly anticipated side effect of AAV gene therapy is the development of a T-cell immunological response, most often seen affecting the liver. For example, in ASPIRO, our Phase 1/2 study of AT132, we have seen elevations of liver enzymes, a signal that a T-cell mediated immune response has likely occurred. In addition, in one patient we reported elevated creatine kinase and troponin levels that were deemed to be suggestive of myocarditis and a separate incident of tachycardia, each of which were determined to be probably or possibly related to treatment with AT132. To date, all of the adverse events in ASPIRO have been controlled by treatment; however, if we are unable to clinically manage potential safety events in the future, we may decide or be required to halt or delay further clinical development of our product candidates.

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

Established under the 21st Century Cures Act, the RMAT designation is an expedited program for the advancement and approval of regenerative medicine products where preliminary clinical evidence indicates the potential to address unmet medical needs for life-threatening diseases or conditions. We have applied for RMAT designation for our AT132 program and plan to seek RMAT designation for our other product candidates if the preliminary clinical data support such designation. Similar to Breakthrough Therapy designation, the RMAT designation allows companies developing regenerative medicine therapies to work more closely and frequently with the FDA, and RMAT-designated products may be eligible for priority review and accelerated approval. In a November 2017 draft guidance document, the FDA stated that gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues, may meet the definition of a regenerative medicine therapy. For product candidates that have received a RMAT designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

A Fast Track Designation by the FDA, or a Priority Medicines (PRIME) designation by the EMA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

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

In addition to the FDA’s Fast Track and RMAT Designations, other regulatory authorities may grant their own priority designations, including the Priority Medicines, or PRIME, designation granted by the EMA. We have received PRIME designation for AT132 and in the future, we may seek additional PRIME designations for other product candidates. PRIME designation is subject to risks and uncertainties similar to those described above for Fast Track and RMAT Designations, and our product candidates which have received PRIME designation may not experience a faster development process, review or approval compared to conventional EMA procedures.

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

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. In July 2017, the FDA notified us that we obtained Rare Pediatric Disease designations for AT132 for the treatment of XLMTM and AT342 for the treatment of Crigler-Najjar Syndrome. If a product candidate is designated before October 1, 2020, as is the case with AT132 and AT342, it is eligible to receive a voucher if it is approved before October 1, 2022.  However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain priority review vouchers prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved.  Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

Further, the newly enacted comprehensive tax legislation, among other things, reduces the orphan drug tax credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $90.2 million and $59.7 million for the years ended December 31, 2017 and 2016, respectively, and a net loss of $56.9 million and $40.9 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $247.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2018, our cash, cash equivalents and short-term investments were $314.4 million.

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

If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. We currently hold licenses or other rights for certain intellectual property, such as from REGENXBIO relating to various AAV vectors, from Genethon related to XLMTM, from the University of Pennsylvania relating to Crigler-Najjar, and from ICSM relating to various nucleic acid sequences associated with single mutation arrhythmias related to CASQ2-CPVT.

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

We are highly dependent on the research and development, clinical and business development expertise of Matthew Patterson, our Chief Executive Officer, Dr. Suyash Prasad, our Chief Medical Officer, Dr. John Gray, our Chief Scientific Officer, Natalie Holles, our President and Chief Operating Officer, and Thomas Soloway, our Chief Financial Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements or employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2017, in accordance with the Sarbanes-Oxley Act, our management was required to perform an evaluation of our internal control over financial reporting. However, because we were an emerging growth company as of December 31, 2017, our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we will not in the future identify one or more material weaknesses in our internal control over financial reporting, which may have a negative impact on our ability to timely and accurately produce financial statements or which may negatively impact the confidence level of our stockholders and other market participants with respect to our ability to produce timely and accurate financial statements.  We will be required to include an attestation report on internal control over financial reporting issued by our independent registered accounting firm in our Annual Report on Form 10-K for the year ended December 31, 2018, the date on which we will no longer be deemed an emerging growth company.  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to compliance initiatives, each of which may increase when we are no longer an emerging growth company.

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

Additionally, as of December 31, 2018, we will no longer be an emerging growth company and will need to comply with additional disclosure and reporting requirements, including accelerated filing deadlines and an attestation report on internal control over financial reporting as of December 31, 2018 issued by our independent registered public accounting firm. We will also be required to include additional information regarding executive compensation in our 2019 proxy statement and hold a nonbinding advisory vote on executive compensation at our 2019 annual meeting of stockholders.

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

Our internal computer and information systems, or those used by our CROs, third-party collaborators or other contractors, may fail or suffer security breaches, which could result in a material disruption of our development programs.

Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, collaborators and other contractors or consultants may become vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, or accident, and are unaware of any security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud and/or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. To date, we have not experienced a material compromise of our data or information systems. However, although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our operating results and financial condition.

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

AUDENTES THERAPEUTICS, INC.

Date:	August 6, 2018	By:	/s/ Matthew Patterson
Matthew Patterson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2018	By:	/s/ Thomas Soloway
Thomas Soloway
Chief Financial Officer
(Principal Financial and Accounting Officer)