Form 10-K/A
period 2017-12-31
Audentes Therapeutics, Inc.
filed 2018-08-10
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2018 (the “10-K”). This Amendment is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934 and pursuant to 18 U.S.C. Section 1350.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 9, 2018) or modify of update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following documents are filed as part of, or incorporated by reference into (i) the registrant’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 or (ii) this Amendment No. 1 to Annual Report on Form 10-K/A:

(1)

Consolidated Financial Statements. The financial statements filed as part of the registrant’s Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of the registrant’s Annual Report on Form 10-K.

(2)

Financial Statement Schedules. Financial statement schedules have been omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

(3)	Exhibits.

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation.	S-1	333-208842	3.2	July 11, 2016
3.2	Amended and Restated Bylaws.	S-1	333-208842	3.4	July 11, 2016
4.1	Form of Common Stock Certificate.	S-1	333-208842	4.1	March 9, 2016
4.2	Amended and Restated Investors’ Rights Agreement, dated October 8, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-208842	4.2	January 4, 2016
4.3	Warrant Agreement with Hercules Technology III, L.P. dated March 7, 2017.	10-K	001-37833	4.3	March 13, 2017
10.1#	Form of Indemnity Agreement.	S-1	333-208842	10.1	July 11, 2016
10.2#	2012 Equity Incentive Plan and forms of award agreements.	S-1	333-208842	10.2	January 4, 2016
10.3#	2016 Equity Incentive Plan and forms of award agreements.	S-1	333-208842	10.3	July 11, 2016
10.4#	2016 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-208842	10.4	July 11, 2016
10.5#	Form of Executive Employment Agreement.	10-K	001-37833	10.5	March 9, 2018
10.6#	Form of Board Member Offer Letter.	S-1	333-208842	10.8	March 9, 2016
10.7	Sublease, dated April 21, 2016, by and between the Registrant and Solazyme, Inc.	S-1	333-208842	10.9	June 16, 2016
10.8	Lease, dated July 12, 2017, by and between the Registrant and Britannia Gateway II Limited Partnership.	10-Q	001-37833	10.1	August 10, 2017
10.9	Net Commercial Lease, effective June 1, 2017, by and between the Registrant and JCN Partners.	10-K	001-37833	10.11	March 13, 2017
10.10	Net Commercial Lease, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.	10-K	001-37833	10.12	March 13, 2017
10.11	First Amendment to Lease Agreement, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.	10-K	001-37833	10.13	March 13, 2017

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	Office Lease, dated September 21, 2015, by and between the Registrant and MEPT 600 California Street LLC.	S-1	333-208842	10.11	January 4, 2016
10.13	First Amendment to Office Lease, dated November 22, 2016, by and between the Registrant and MEPT 600 California Street LLC.	10-K	001-37833	10.15	March 13, 2017
10.14†	Collaborative Development Agreement, dated January 24, 2014, by and between the Registrant and Genethon, a French not-for-profit organization.	S-1	333-208842	10.12	January 4, 2016
10.15†	License Agreement, dated September 26, 2014, by and between Cardiogen Sciences, Inc. and Fondazione Salvatore Maugeri.	S-1	333-208842	10.13	January 4, 2016
10.16†	License Agreement, dated July 9, 2013, by and between the Registrant and ReGenX Biosciences, LLC.	S-1	333-208842	10.15	January 4, 2016
10.17†	License Agreement, dated November 3, 2015, by and between the Registrant and REGENXBIO Inc. (relating to CPVT).	S-1	333-208842	10.16	January 4, 2016
10.18††	First Amendment to License Agreement, dated November 3, 2017, by and between the Registrant and REGENXBIO Inc. (relating to CPVT).	10-K	001-37833	10.18	March 9, 2018
10.19†	License Agreement, dated November 3, 2015, by and between the Registrant and REGENXBIO Inc. (relating to Crigler-Najjar).	S-1	333-208842	10.17	January 4, 2016
10.20†	Exclusive License and Collaboration Agreement, dated May 3, 2016, by and between the Registrant and The Trustees of the University of Pennsylvania.	S-1	333-208842	10.18	June 16, 2016
10.21††	First Amendment to Exclusive License and Collaboration Agreement, dated December 21, 2016, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-K	001-37833	10.24	March 13, 2017
10.22††	Second Amendment to Exclusive License and Collaboration Agreement, dated March 21, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.	8-K	001-37833	10.01	April 3, 2017
10.23††	Third Amendment to Exclusive License and Collaboration Agreement, effective July 14, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-Q	001-37833	10.3	August 10, 2017
10.24††	Fourth Amendment to Exclusive License and Collaboration Agreement, effective December 20, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-K	001-37833	10.24	March 9, 2018

		Incorporated by reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	Loan and Security Agreement, dated March 7, 2017, by and between the Registrant, each of its Qualified Subsidiaries, the several banks and other financial institutions party thereto, and Hercules Capital, Inc.	10-K	001-37833	10.25	March 13, 2017
10.26††	Amended and Restated License Agreement, dated May 4, 2017, by and between the Registrant and Istituti Clinici Scientifici Maugeria S.p.A. SB (assignee of Fondazione Salvatore Maugeri).	10-Q	001-37833	10.2	August 10, 2017
21.1	Subsidiary of the Registrant.	S-1	333-208842	21.1	January 4, 2016
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	10-K	001-37833	23.1	March 9, 2018
24.1	Power of Attorney. (See signature page thereto.)	10-K	001-37833	24.1	March 9, 2018
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37833	32.1	March 9, 2018
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-37833	32.2	March 9, 2018
101.INS	XBRL Instance Document.	10-K	001-37833	101	March 9, 2018
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-37833	101	March 9, 2018
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-37833	101	March 9, 2018
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-37833	101	March 9, 2018
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	001-37833	101	March 9, 2018
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-37833	101	March 9, 2018

#	Management contract or compensatory plan or arrangement.
†	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to confidential treatment granted under Rule 406 promulgated under the Securities Act.
††	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to confidential treatment granted under Rule 24b-2 promulgated under the Exchange Act.
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

Audentes Therapeutics, Inc.

Date: August 10, 2018	By:	/s/ Matthew R. Patterson
Matthew R. Patterson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew R. Patterson	President, Chief Executive Officer and Director	August 10, 2018
Matthew R. Patterson	(Principal Executive Officer)

/s/ Thomas Soloway	Chief Financial Officer	August 10, 2018
Thomas Soloway	(Principal Financial and Accounting Officer)

*	Director	August 10, 2018
Mark Goldberg

*	Director	August 10, 2018
Jennifer Jarrett

*	Director	August 10, 2018
Louis Lange

*	Director	August 10, 2018
Scott Morrison

*	Director	August 10, 2018
Kush Parmar

*	Director	August 10, 2018
Thomas Schuetz

*	Director	August 10, 2018
Julie Smith
* By: /s/ Matthew R. Patterson
Matthew R. Patterson Attorney-in-fact