Form 10-Q/A
period 2018-03-31
Audentes Therapeutics, Inc.
filed 2018-08-10
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2018 (the “10-Q”). This Amendment is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934 and pursuant to 18 U.S.C. Section 1350.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the original 10-Q (i.e., those events occurring after May 10, 2018) or modify of update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-Q and our other filings with the SEC.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-37833	May 10, 2018

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-37833	May 10, 2018

101.INS	XBRL Instance Document.	10-Q	001-37833	May 10, 2018

101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q	001-37833	May 10, 2018

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	001-37833	May 10, 2018

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	001-37833	May 10, 2018

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-Q	001-37833	May 10, 2018

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	001-37833	May 10, 2018

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

AUDENTES THERAPEUTICS, INC.

Date:	August 10, 2018	By:	/s/ Matthew Patterson
Matthew Patterson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2018	By:	/s/ Thomas Soloway
Thomas Soloway
Chief Financial Officer
(Principal Financial and Accounting Officer)