Form 10-Q
period 2018-09-30
Audentes Therapeutics, Inc.
filed 2018-11-07
CIK 1628738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, there were 42,689,894 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$104,339	$38,967
Short-term investments	176,347	94,638
Restricted cash	—	90
Prepaid expenses and other current assets	4,642	3,315
Total current assets	285,328	137,010
Restricted cash - long-term	3,604	3,604
Long-term investments	1,252	—
Property and equipment, net	30,653	24,372
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	5,305	2,045
Total assets	$337,773	$178,662
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,224	$3,853
Accrued liabilities	15,580	8,832
Contingent acquisition consideration payable	—	4,643
Deferred rent	442	384
Total current liabilities	19,246	17,712
Deferred rent and asset retirement obligation - long-term	4,590	3,278
Contingent acquisition consideration payable - long-term	2,316	-
Other long-term liabilities	52	60
Deferred tax liability, net	1,014	1,014
Total liabilities	27,218	22,064
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 37,453,129 and 29,901,368 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	594,480	347,327
Accumulated deficit	(283,878)	(190,649)
Accumulated other comprehensive loss	(47)	(80)
Total stockholders' equity	310,555	156,598
Total liabilities and stockholders' equity	$337,773	$178,662

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:	Unaudited
Research and development	$29,918	$20,868	$76,157	$54,231
General and administrative	7,817	4,342	20,617	12,065
Total operating expenses	37,735	25,210	96,774	66,296
Loss from operations	(37,735)	(25,210)	(96,774)	(66,296)
Interest income, net	1,509	221	3,662	483
Other expense, net	(65)	(20)	(117)	(50)
Net loss	(36,291)	(25,009)	(93,229)	(65,863)
Unrealized (losses) gains on short-term investments	(4)	20	33	12
Comprehensive loss	$(36,295)	$(24,989)	$(93,196)	$(65,851)
Net loss per share, basic and diluted	$(0.97)	$(0.88)	$(2.57)	$(2.59)
Weighted-average number of shares used in computing net loss per share, basic and diluted	37,359,877	28,388,145	36,302,803	25,476,261

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:	Unaudited
Net loss	$(93,229)	$(65,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,948	2,410
Stock-based compensation	12,115	4,053
Accretion of discount on marketable securities	(856)	(174)
Change in fair value of contingent acquisition consideration payable	(2,327)	160
Other	83	272
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,212)	(976)
Other assets	(3,260)	(2,000)
Accounts payable	(724)	1,211
Accrued liabilities	4,635	(1,547)
Deferred rent and asset retirement obligation	1,332	1,187
Net cash used in operating activities	(79,495)	(61,267)
Cash flows from investing activities:
Purchases of property and equipment	(8,074)	(5,031)
Proceeds from maturities of marketable securities	127,880	83,528
Purchases of marketable securities	(209,952)	(117,374)
Net cash used in investing activities	(90,146)	(38,877)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,199	643
Proceeds from issuance of common stock, net of offering costs	231,724	117,023
Net cash provided by financing activities	234,923	117,666
Net increase in cash, cash equivalents and restricted cash	65,282	17,522
Cash, cash equivalents and restricted cash at beginning of period	42,661	40,109
Cash, cash equivalents and restricted cash at end of period	$107,943	$57,631
Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$2,200	$1,158
Deferred financing costs for follow-on offering	$115	$—
Issuance of common stock warrant related to debt financing facility	$—	$83

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Equity Offerings

On January 29, 2018, the Company completed an underwritten public offering of 6,612,500 shares of common stock (inclusive of 862,500 shares of common stock pursuant to the underwriters’ option to purchase additional shares) at a price of $35.00 per share. The aggregate net proceeds received by the Company were $217.2 million, net of underwriting discounts, commissions and offering costs.

On March 29, 2018, the Company filed an automatic universal shelf registration statement. Pursuant to the registration statement, the Company entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million. During the nine months ended September 30, 2018, the Company sold 400,024 shares of common stock under the ATM for aggregate net proceeds of $14.6 million.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue over the next several years. The Company’s ultimate success largely depends on the outcome of its research and development activities. The Company has incurred net losses from operations since inception and as of September 30, 2018 had an accumulated deficit of $283.9 million. The Company intends to raise additional capital through the issuance of additional equity, borrowing under debt arrangements, or potentially through strategic alliances with partner companies. If additional financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. Management believes its currently available resources will provide sufficient funds to enable the Company to meet its operating plans for at least the next twelve months. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the nine months ended September 30, 2018, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, (with the exception of leases with terms of 12 months or less) at the commencement date, lessees will be required to recognize a lease liability and a right-of-use asset. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This pronouncement will become effective for the Company beginning January 1, 2019. Early adoption is permitted. The pronouncement requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. During March 2018, the FASB approved amendments to create an optional transition method that will provide an option to use the effective date of Topic 842 as the date of initial application of the transition.  The Company established an implementation team that has been reassessing business processes, drafting an internal policy to address the new standard, determining a process to identify and update the Company’s incremental borrowing rate and understanding the impact on disclosures. The team is also determining which practical expedients to elect. The Company is still finalizing its evaluation of the impact of the new lease standard on its consolidated financial statements and related disclosures.

3.Investments

Investments consist of available-for-sale securities as follows:

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$56,137	$—	$—	$56,137
Corporate securities	36,488	1	(17)	36,472
U.S. treasury bills	42,251	—	(12)	42,239
U.S. government agency securities	26,178	—	(6)	26,172
U.S. agency bonds	13,601	—	(11)	13,590
U.S. agency discount securities	2,989	—	-	2,989
Total available-for-sale securities	$177,644	$1	$(46)	$177,599

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$38,552	$—	$—	$38,552
Corporate securities	23,812	—	(40)	23,772
U.S. treasury bills	17,875	—	(24)	17,851
U.S. government agency securities	14,479	—	(16)	14,463
Total available-for-sale securities	$94,718	$—	$(80)	$94,638

The Company’s long-term investments as of September 30, 2018 consist of U.S. agency bonds.

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

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	September 30, 2018
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$45,061	$45,061	$—	$—
Commercial paper	86,537	—	86,537	—
Corporate securities	41,174	—	41,174	—
U.S. treasury bills	42,239	—	42,239	—
U.S. government agency securities	36,168	—	36,168	—
Agency bond instruments	17,941	—	17,941	—
Agency discount instruments	5,482	—	5,482	—
Total financial assets	$274,602	$45,061	$229,541	$—

	December 31, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,075	$16,075	$—	$—
Commercial paper	46,423	—	46,423	—
Corporate securities	23,772	—	23,772	—
U.S. treasury bills	17,851	—	17,851	—
U.S. government agency securities	14,463	—	14,463	—
Total financial assets	$118,584	$16,075	$102,509	$—

The financial assets listed above do not include cash held in the Company’s primary operating bank accounts of $7.3 million and $15.0 million as of September 30, 2018 and December 31, 2017, respectively.

Liabilities Measured at Fair Value

The Company’s contingent acquisition consideration payable, resulting from the acquisition of Cardiogen Sciences, Inc., or Cardiogen, in August 2015, is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probability of occurrence, the estimated timing of when the milestone may be attained and assumed discount period and discount rate, which are Level 3 inputs. Changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions are recorded in research and development expense in the consolidated statement of operations and comprehensive loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probability of occurrence. The Company revised its estimated probability and the timing for triggering a milestone payment pursuant to the Cardiogen acquisition agreement in the first and second quarter of 2018, respectively, that resulted in a $2.3 million decrease to the estimated fair value of the contingent liability and a corresponding $2.3 million reduction of research and development expenses. The change in estimate was attributable to the Company’s assessment of various factors related to the CPVT program, including an evaluation of ongoing patient identification efforts, and how those efforts may affect the timing and decisions regarding resource allocation among the Company’s various product development candidates.

In conjunction with this assessment, the Company also considered the potential impact on the valuation of the indefinite lived intangible asset associated with the intellectual property and determined that there was no impairment.

The following is a summary of the contingent acquisition consideration payable recorded in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2017	$4,643
Change in fair value of contingent acquisition consideration payable	(2,327)
Balance, September 30, 2018	$2,316

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)

Furniture and office equipment	$1,398	$1,049
Computer equipment	918	160
Software	495	305
Leasehold improvements	19,944	13,368
Laboratory equipment	8,262	5,698
Manufacturing equipment	6,405	5,996
Construction in progress and deposits on equipment	2,229	2,899
Total property and equipment	39,651	29,475
Less accumulated depreciation and amortization	(8,998)	(5,103)
Property and equipment, net	$30,653	$24,372

Property and equipment depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $1.5 million and $0.9 million, respectively. Property and equipment depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 was $3.9 million and $2.4 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)

Accrued payroll and related expenses	$6,508	$5,460
Accrued research and development expenses	6,074	2,590
Accrued property and equipment	2,105	540
Accrued professional services	700	162
Other	193	80
Total accrued liabilities	$15,580	$8,832

Facility Lease Obligations

Long-term deferred rent and asset retirement obligations consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)

Deferred rent	$4,078	$2,535
Asset retirement obligation	512	743
	$4,590	$3,278

6.	License and Collaboration Agreements

During the three months ended March 31, 2018, the Company paid a $0.4 million milestone that was triggered by the first clinical dosing of a patient for the Crigler-Najjar program. There were no further milestone payments during the nine months ended September 30, 2018. For more information regarding the Company’s material license and collaboration agreements, see Note 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

7.Stock Compensation and Employee Benefit Plans

Stock-based compensation expense by category was as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$2,611	$956	$6,930	$2,321
General and administrative	2,022	574	5,185	1,732
Total stock-based compensation expense	$4,633	$1,530	$12,115	$4,053

Employees	$4,285	$1,492	$11,656	$3,951
Non-employees	348	38	459	102
Total stock-based compensation expense	$4,633	$1,530	$12,115	$4,053

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

A total of 1,500,000 shares were reserved for issuance under the 2016 Plan in addition to the 705,862 shares rolled into the 2016 Plan from the 2012 Plan. At September 30, 2018, 1,208,258 shares were available for future grant. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. On January 1, 2018, 1,495,068 additional shares were added to the 2016 Plan reserve for issuance per this provision. Under the terms of the 2016 Plan, in general, options vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The term of options granted under the 2016 Plan is limited to ten years.

The following table summarizes option activity for the nine months ended September 30, 2018:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2017	202,547	5,073,132	$15.03	8.53	$82,271
Increase to authorized shares	1,495,068	—
Options granted	(703,000)	703,000	$35.72
Options exercised	—	(533,437)	$6.00
Options forfeited	213,417	(213,417)	$19.54
Options cancelled	226	(226)	$27.39
Balance, September 30, 2018	1,208,258	5,029,052	$18.69	8.25	$105,220
Exercisable, September 30, 2018		2,020,481	$11.43	7.47	$56,902
Vested and expected to vest, September 30, 2018		4,708,937	$18.14	8.20	$101,092

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2018. During the nine months ended September 30, 2018, options to purchase 533,437 shares of common stock with an intrinsic value of approximately $16.3 million were exercised, generating approximately $3.2 million of cash received.

The weighted average grant date fair value of employee options granted during the three months ended September 30, 2018 and 2017 was $24.20 and $15.49 per share, respectively. The weighted average grant date fair value of employee options granted during the nine months ended September 30, 2018 and 2017 was $23.61 and $11.48 per share, respectively.  As of September 30, 2018, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $37.7 million, which the Company expects to recognize over an estimated weighted average period of 2.61 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options granted to employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.1	6.0-6.1	5.5-6.1	5.8-6.1
Expected volatility	70%	76-77%	70-76%	76-78%
Risk-free interest rate	2.8-3.0%	1.9-2.0%	2.3-3.0%	1.9-2.2%
Expected dividend yield	0%	0%	0%	0%

There were no non-employee options granted during the three and nine months ended September 30, 2018 and 2017. Options and awards to non-employees are recorded at fair value and remeasured at the end of each period. As of September 30, 2018, the total unrecognized compensation expense related to unvested non-employee options was approximately $1.5 million, which the Company expects to recognize over an estimated weighted average period of 2.00 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.

The fair value of stock options for non-employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.5-9.2	7.8-8.6	6.5-9.2	6.7-9.1
Expected volatility	69-71%	76-90%	69-75%	76-91%
Risk-free interest rate	2.8-3.1%	2.0-2.2%	2.3-3.1%	2.0-2.4%
Expected dividend yield	0%	0%	0%	0%

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

The 2016 ESPP commenced on May 1, 2018. Under the 2016 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. The 2016 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2016 ESPP are limited to a maximum of 15% of an employee’s eligible compensation and purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. The expense for the three and nine months ended September 30, 2018 was based on the fair value of rights granted upon the commencement of an offering and calculated using the following assumptions: expected term in years is 0.5; volatility is 63.5%; the risk-free interest rate is 2.09%; and no dividend yield.

Employee Benefit Plan

Defined Contribution Plans – The Company sponsors a defined contribution Section 401(k) plan for its employees. The plan provides for the elective deferral of employee compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), and a Company discretionary matching contribution. The discretionary matching contribution was implemented by the Company during the first quarter of 2018. Direct costs related to this defined contribution plan were $0.2 million and $1.0 million for the three and nine months ended September 30, 2018. There were no direct costs for the three and nine months ended September 30, 2017.

Common Stock Warrants

During the nine months ended September 30, 2018, 9,914 common stock warrants, previously granted pursuant to a committed debt arrangement, with an exercise price of $15.13, were exercised on a cashless basis at a fair market value of $36.47 per share, resulting in the issuance of 5,800 shares of common stock.

8.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the nine months ended September 30, 2018 and 2017 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

9.	Commitments and Contingencies

In August 2018, the Company entered into a lease agreement for approximately 37,071 square feet of research and development office and warehouse space in South San Francisco, California, that commences in May 2019 for an eight-year term with minimum aggregate lease payments of $7.9 million.

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

10.Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and nine months ended September 30, 2018 and 2017, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share of common stock during the nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)

Net loss	$(36,291)	$(25,009)	$(93,229)	$(65,863)
Weighted-average number of shares used in computing net loss per share	37,359,877	28,388,145	36,302,803	25,476,261
Net loss per share, basic and diluted	$(0.97)	$(0.88)	$(2.57)	$(2.59)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2018	2017

Stock options to purchase common stock	5,029,052	3,689,020
Common stock warrants	—	9,914
	5,029,052	3,698,934

11.Related Party Transactions

There were no material related party transactions during the three and nine months ended September 30, 2018 and 2017.

12.Subsequent Events

On October 11, 2018, the Company completed an underwritten public offering of 5,980,000 shares of common stock (inclusive of 780,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares exercised on November 2, 2018) at a price of $29.00 per share. The aggregate net proceeds received were approximately $162.8 million, net of underwriting discounts, commissions and estimated offering costs.

On October 30, 2018, the Company’s board of directors approved the 2018 Equity Inducement Plan, or 2018 Plan. The number of shares available for awards under the 2018 Plan was set to 1,250,000. The exercise price of each stock-based award issued under the 2018 Plan is required to be no less than the fair value of the Company’s common stock on the date of grant. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement.

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

Business Overview

We are a clinical stage biotechnology company focused on developing and commercializing gene therapy products for patients living with serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the gene to affected cells, resulting in production of the normal protein. We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT982 for the treatment of Pompe disease, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have ongoing Phase 1/2 clinical trials of AT132 for the treatment of XLMTM and AT342 for the treatment of Crigler-Najjar.  We have an active Investigational New Drug application, or IND, for AT307 for the treatment of CASQ2-CPVT, and we are conducting IND-enabling preclinical studies of AT982 for the treatment of Pompe disease, for which we plan to submit an IND in 2019.  We have a research initiative underway focused on the design and development of a novel AAV-based therapeutic for a rare neuromuscular disease with significant unmet medical need and meaningful commercial potential. We maintain full global rights to all of our product candidates.

We have developed a proprietary in-house cGMP manufacturing capability to produce our adeno-associated viral vector, or AAV, product candidates, providing us with a core strategic capability, and enabling superior control over development timelines, costs and intellectual property. Our manufacturing facility is located in South San Francisco and supports our process and analytical development, fill-finish, quality control testing and manufacturing operations in accordance with current Good Manufacturing Practices, or cGMP, requirements. We have designed and commissioned the facility to support the unique licensing requirements as promulgated by both the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, and we have initiated Biologic License Application, or BLA, readiness and validation activities for our XLMTM program. Operating at a 2x500 liter bioreactor scale, we believe our current manufacturing capacity is sufficient to meet the anticipated global commercial demands of our XLMTM and Crigler Najjar product candidates, and the development needs of our Pompe disease program and our research initiative for a rare neuromuscular disease. Additionally, we have the ability to add up to 5,000 liters of additional capacity within our existing lease footprint. We plan to continue investment in these capabilities to maintain our manufacturing leadership and enable the cost-effective production of high-quality AAV vectors to support our clinical development and commercialization activities.

Recent Developments

AT132

On October 5, 2018, we presented new positive interim data from ASPIRO, our Phase 1/2 clinical study of AT132 in XLMTM, at the 23rd International Annual Congress of the World Muscle Society (WMS).  The data reported in this presentation included follow-up assessments ranging from 4 to 48 weeks for the first eight patients enrolled in ASPIRO, including the seven patients enrolled in Cohort 1 (1x1014 vg/kg dose; six treated and one untreated control) and one patient enrolled to date in Cohort 2 (3x1014 vg/kg dose).  Key assessments included neuromuscular function as measured by CHOP INTEND; respiratory function as measured by maximal inspiratory pressure (MIP) and ventilator dependence; and vector transduction, transgene expression and histological improvement as assessed via muscle biopsy.

As of the WMS presentation, AT132 was generally well tolerated with a manageable safety profile at doses up to 3x1014 vg/kg.  Data showed significant improvements in neuromuscular and respiratory function as assessed via CHOP INTEND and MIP in all treated patients, including the Cohort 2 sentinel patient.  All treated patients in Cohort 1 showed significant reductions in ventilator use, and three patients had achieved ventilator independence.  Week 24 muscle biopsies showed evidence of highly efficient tissue transduction as indicated by vector copy number and robust myotubularin protein expression as assessed by Western blot.  Histological analyses also showed significant improvements in myofiber size, nuclear peripheralization and organelle localization.

Subsequent to the presentation at WMS, we have completed enrollment in Cohort 2 of ASPIRO, including three patients treated at a dose of 3x1014 vg/kg and one untreated control patient.  In the fourth quarter of 2018, we plan interactions with the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) under our recently awarded RMAT and PRIME designations, respectively.  Our goal in these meetings is to initiate discussions regarding the development plans and potential registration pathway for AT132.

AT982

Earlier in the year, we presented the results of a comprehensive construct selection study conducted in a Pompe mouse model, and subsequently announced our intent to progress an AT982 candidate vector into clinical development.  This vector incorporated a novel hybrid promoter designed to express the GAA protein in skeletal and cardiac muscle, and the nervous system, and included a liver enhancer element which was shown in animal models to provide a favorable immunogenicity profile.  In order to strengthen our planned global clinical trial applications, we also announced our intent to conduct a toxicology study in non-human primates, or NHPs, to support our expanded vision to develop AT982 for both infantile and late onset Pompe disease patients.  Last quarter, we reported that during the conduct of this NHP study, we observed a dose-dependent safety signal, resulting in the early termination of the study.

A thorough analysis of our nonclinical studies has now been completed, and we have determined the mechanism of the dose dependent safety signal observed in the NHP toxicology study.  Additional IND-enabling studies are underway in the Pompe mouse model and we plan to file an IND in our Pompe program in 2019.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $90.2 million, $59.7 million and $26.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $93.2 million and $65.9 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $283.9 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock, through the issuance and sale of our common stock pursuant to our initial public offering, or IPO, in July 2016, a follow-on offering in April 2017, pursuant to an “at-the-market” program and sales agreement, or ATM, we entered into with Cowen and Company, LLC, or Cowen from August 2017 through January 2018, an additional follow-on offering in January 2018, an additional ATM facility with Cowen that began in March 2018 and an additional follow-on offering in October 2018. As of September 30, 2018, we had cash, cash equivalents, marketable securities and restricted cash of $285.5 million, which includes approximately $3.6 million of restricted cash and approximately $1.3 million of long-term investments.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
AT132 direct program costs	$7,311	$7,230	$14,380	$17,816
AT982 direct program costs	1,812	271	7,156	307
AT342 direct program costs	992	1,523	3,774	4,874
AT307 direct program costs	23	1,242	600	2,494
Personnel, non-program, and unallocated program costs	19,780	10,602	50,247	28,740
Total research and development expenses	$29,918	$20,868	$76,157	$54,231

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including anticipated increase in headcount and investments in manufacturing, as our programs advance into later stages of development and as we conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

Recent Accounting Pronouncements

Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2017, that are significant to us.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)

Operating expenses
Research and development	$29,918	$20,868	$9,050
General and administrative	7,817	4,342	3,475
Total operating expenses	37,735	25,210	12,525
Loss from operations	(37,735)	(25,210)	(12,525)
Interest income, net	1,509	221	1,288
Other (expense) income, net	(65)	(20)	(45)
Net loss	$(36,291)	$(25,009)	$(11,282)

Research and Development

Research and development expenses increased by $9.0 million, or 43%, to $29.9 million for the three months ended September 30, 2018. The increase was primarily the result of a $1.7 million increase for non-cash stock-based compensation expense due to increased headcount to support our growth and increasing fair values for new stock option awards, a $3.0 million increase in personnel and travel costs and a $1.4 million increase for facilities and overhead related costs primarily due to increased headcount and investment in manufacturing, a $1.8 million increase in manufacturing supplies, a $0.6 million increase in clinical trials cost as we continue to progress in these trials, a, $0.4 million increase in other expenses related to expanded research and development, and a $0.6 million increase in depreciation and amortization expense due to capitalization of equipment and leasehold improvements to support our manufacturing activities, offset by a decrease of $0.8 million in license and milestone payments.  Our AT342 and AT307 program expenses decreased by $0.5 million and $1.2 million, respectively for the three months ended September 30, 2018 as we shifted more spending to our AT982 program in preparation for planned clinical studies.  Our AT982 program expenses increased by $1.5 million, as we increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for planned clinical studies.  We anticipate that research and development expenses in aggregate will continue to increase as we continue to expand our operations and research and development activities.

General and Administrative

General and administrative expenses increased by $3.5 million, or 80%, to $7.8 million for the three months ended September 30, 2018. The increase was primarily the result of a $1.4 million increase in stock-based compensation expense due to increased headcount and increasing fair values for new stock option awards, a $0.6 million increase in personnel costs due to increased headcount, a $0.4 million increase in consulting expense to support our continued compliance efforts as a public company and a $1.0 million increase for facilities and overhead related costs.

Interest Income, net

Interest income, net increased by $1.3 million, or 583%, to $1.5 million for the three months ended September 30, 2018, as we invested a portion of the funds received from our public equity offerings into short duration fixed-income securities.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses
Research and development	$76,157	$54,231	$21,926
General and administrative	20,617	12,065	8,552
Total operating expenses	96,774	66,296	30,478
Loss from operations	(96,774)	(66,296)	(30,478)
Interest income, net	3,662	483	3,179
Other expense, net	(117)	(50)	(67)
Net loss	$(93,229)	$(65,863)	$(27,366)

Research and Development

Research and development expenses increased by $21.9 million, or 40%, to $76.2 million for the nine months ended September 30, 2018. The increase was primarily the result of a $4.6 million increase for non-cash stock-based compensation expense due to increased headcount to support our growth and increasing fair values for new stock option awards, a $9.9 million increase in personnel and travel costs and a $2.4 million increase for facility and overhead related costs primarily due to increased headcount and investment in manufacturing, a $2.5 million increase in manufacturing supplies, an $0.8 million increase in clinical trials cost as we continue to progress in these trials, and a $2.2 million increase in other expenses related to expanded research and development, offset by a decrease of $0.6 million in license and milestone payments.  Our AT132, AT307, and AT342 program expenses decreased by $3.4 million, $1.9 million, and $1.1 million, respectively, as we shifted some spending to our AT982 program. Our AT982 program expenses increased by $6.8 million, as we increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for planned clinical studies, while AT132 expenses decreased when compared to prior year’s expense due to substantial clinical trial initiation costs incurred in 2017.  During the nine months ended September 30, 2018, we revised our estimated probability and timing for triggering a milestone payment pursuant to the Cardiogen acquisition agreement that resulted in a $2.3 million decrease to the estimated fair value of the contingent liability and a related $2.3 million reduction of research and development expense. The change in estimate is attributable to our assessment of various factors related to the AT307 program, including an evaluation of ongoing patient identification efforts, and how those efforts may affect the development timeline and decisions regarding resource allocation among our various product development candidates. We anticipate that research and development expenses in aggregate will continue to increase as we expand our operations and research and development activities.

General and Administrative

General and administrative expenses increased by $8.6 million, or 71%, to $20.6 million for the nine months ended September 30, 2018. The increase was primarily the result of a $3.5 million increase in stock-based compensation expense due to increased headcount and increasing fair values for new stock option awards, a $2.3 million increase in personnel costs due to increased headcount, a $1.0 million increase in consulting expense to support our continued compliance efforts as a public company, and a $1.5 million increase for facilities and overhead related costs.

Interest Income, net

Interest income, net increased by $3.2 million, or 658%, to $3.7 million for the nine months ended September 30, 2018, as we invested a portion of the funds received from our public equity offerings into short duration fixed-income securities.

Liquidity, Capital Resources and Plan of Operations

Since our inception in 2012 through September 30, 2018, our operations have been financed solely by net proceeds of $135.8 million from the sale of shares of our convertible preferred stock and $426.7 million from the sale of common stock from our public equity offerings. As of September 30, 2018, we had $285.5 million in cash, cash equivalents, marketable securities and restricted cash, which includes restricted cash of approximately $3.6 million and long-term investments of approximately $1.3 million, and an accumulated deficit of $283.9 million.

On October 11, 2018, we completed an underwritten public offering of 5,980,000 shares of common stock (inclusive of 780,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares) at a price of $29.00 per share. The aggregate net proceeds received by us were approximately $162.8 million, net of underwriting discounts, commissions and estimated offering costs.

On March 29, 2018, we filed an automatic universal shelf registration statement. In connection with the filing of the registration statement, we entered into an “at-the-market” equity offering program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million. During the nine months ended September 30, 2018, the Company sold 400,024 shares of common stock under the ATM for aggregate net proceeds of $14.6 million.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(79,495)	$(61,267)
Cash used in investing activities	(90,146)	(38,877)
Cash provided by financing activities	234,923	117,666
Net increase in cash, cash equivalents and restricted cash	$65,282	$17,522

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 was $79.5 million. Our net loss was $93.2 million, which was partially offset by noncash charges of $13.0 million, consisting primarily of $12.1 million of stock-based compensation expense and $3.9 million of depreciation and amortization expense, offset by $0.9 million related to the accretion of discounts on marketable securities and a $2.3 million reduction in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of an increase in prepaid expenses of $1.2 million, payment of a $3.2 million lease security deposit and a $0.7 million decrease in accounts payable offset by an increase of $4.6 million in accrued liabilities. These increases in prepaid expenses and accrued liabilities are based on timing of invoicing for services, primarily for research and development expenses.

Cash used in operating activities for the nine months ended September 30, 2017 was $61.3 million. Our net loss was $65.9 million, which was partially offset by noncash charges of $6.7 million consisting primarily of $4.1 million of stock-based compensation expense, $2.4 million of depreciation and amortization expense, and a $0.2 million change in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of an increase in our prepaid expenses, primarily for contractual research and development services, and other current assets by $0.9 million; a $2.0 million increase in long-term deposits; and a decrease in our accounts payable and accrued liabilities by a net $0.3 million.

Cash Flows from Investing Activities

Cash used in investing activities was $90.1 million for the nine months ended September 30, 2018, primarily due to purchases of marketable securities of $210.0 million and purchases of property and equipment and leasehold improvements of $8.1 million, partially offset by the sale or maturity of marketable securities of $127.9 million.

Cash used in investing activities was $38.9 million for the nine months ended September 30, 2017, primarily due to purchases of marketable securities of $117.4 million and purchases of property and equipment and leasehold improvements of $5.0 million, partially offset by the sale or maturity of marketable securities of $83.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was related to net proceeds from our follow-on offering of $217.2 million and from our ATM program of $14.6 million, net of underwriting discounts, commissions and offering costs, and proceeds from the exercise of stock options of $3.2 million.

Cash provided by financing activities for the nine months ended September 30, 2017 included proceeds from the exercise of stock options of $0.6 million, $80.6 million in net proceeds from our follow-on offering and $36.4 million in net proceeds from the ATM, net of underwriting discounts, commissions and offering costs.

Off-Balance Sheet Arrangements

At September 30, 2018, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations, as of September 30, 2018, over the next five years and thereafter:

	Payments Due by Period
	Less than 1 year	2 years	3 years	4 years	5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$5,036	$5,647	$5,737	$5,925	$5,284	$11,097	$38,726
Total contractual obligations	$5,036	$5,647	$5,737	$5,925	$5,284	$11,097	$38,726

Lease Agreements

In August 2018, we entered into a lease agreement for approximately 37,071 square feet of research and development office and warehouse space in South San Francisco, California, that commences in May 2019 for an eight-year term with minimum aggregate lease payments of $7.9 million.

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

Material License and Collaboration Agreements

There were no significant changes to our material license and collaboration agreements during the nine months ended September 30, 2018, as compared to our previous disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents, investments and restricted cash of $285.5 million and $137.3 million as of September 30, 2018 and December 31, 2017, respectively, which consisted of bank deposits, money market funds and marketable fixed income securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2018 or December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the third quarter of 2018, we did take measures to enhance our internal control over financial reporting as steps toward continued compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

•

establishment of arrangements with third-party contract manufacturing organizations, or CMOs, for key materials used in our manufacturing processes and to establish backup sources for clinical and large-scale commercial supply;

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
•

patients may discontinue their involvement in ASPIRO for a number of reasons, including disease progression or a lack of clinical benefit, and discontinuations will impact the amount of data we collect over time;

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

•

our third-party suppliers and contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapy studies that raise safety or efficacy concerns broadly about the field of gene therapy, or about our product candidates specifically. For example, we have reported that a series of adverse events have occurred in ASPIRO, the Phase 1/2 clinical trial in patients with XLMTM, several of which have been deemed to be possibly or probably related to treatment with AT132, and our AT982 program, we conducted a toxicology study in non-human primates during which we observed an unexpected and dose-dependent safety signal, resulting in the early termination of the study.  Additionally, in January 2018, an academic gene therapy researcher published results from non-GLP studies conducted in a small number of non-human primates and piglets, utilizing AAV vectors with different capsid serotypes and transgenes than those we use in our product candidates.  These publications cited concerns about the potential risks of high systemic dosing of AAV gene therapy products.  We have not observed similar results in any of our non-clinical studies with our candidate vectors.  We continue to conduct preclinical and clinical studies across our portfolio of product candidates. If we observe unexpected safety signals in these studies, we may decide, or regulatory authorities may require us, to delay or halt further development of our product candidates.

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

We have invested in our own state-of-the-art cGMP manufacturing facility in South San Francisco, California, where we are developing and implementing novel production technologies to supply our preclinical and clinical trials. We believe that development of an internal manufacturing capability provides us with enhanced control of material supply for preclinical and clinical trials and commercial markets, enables the more rapid implementation of process changes and allows for better long-term margins. However, we have limited experience as a company in developing a manufacturing facility and there exist only a small number of CMOs with the experience necessary to manufacture our product candidates. We may have difficulty hiring experts to staff and operate our internal manufacturing facility or finding and maintaining relationships with external CMOs and, accordingly, our production capacity could be limited. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, delays in implementation of novel in-house technologies or scale-up activities, labor shortages, natural disasters, including earthquakes, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy. The occurrence of any of these factors could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Genetically defined diseases generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate that the incidence of XLMTM is approximately one in 40,000 to one in 50,000 male births, the incidence of Crigler-Najjar is approximately one in 1,000,000 births, and the incidence of Pompe disease is one in 40,000 births. While the literature suggests there may be up to 6,000 people in addressable markets living with CASQ2-CPVT, early results from our patient identification efforts have not been able to confirm these estimates.  Our continuing patient identification efforts will help inform the path forward, as it relates to both timing and amount of resource allocation to our CASQ2-CPVT program.  In addition, some of our potential patients may have neutralizing antibodies to the AAV capsid serotypes we employ, which may affect the therapeutic efficacy of our product candidates. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials, or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

Established under the 21st Century Cures Act, the RMAT designation is an expedited program for the advancement and approval of regenerative medicine products where preliminary clinical evidence indicates the potential to address unmet medical needs for life-threatening diseases or conditions. We have received RMAT designation for our AT132 program and plan to seek RMAT designation for our other product candidates if the preliminary clinical data support such designation. Similar to Breakthrough Therapy designation, the RMAT designation allows companies developing regenerative medicine therapies to work more closely and frequently with the FDA, and RMAT-designated products may be eligible for priority review and accelerated approval. In a November 2017 draft guidance document, the FDA stated that gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues, may meet the definition of a regenerative medicine therapy. For product candidates that have received a RMAT designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

We may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, for our product candidates, and may be unsuccessful in obtaining Orphan Drug Designation or transfer of designations obtained by others for future product candidates.

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

We believe that if any of our product candidates are approved as a biological product under a BLA, it should qualify for the 12-year period of exclusivity. However, there is a risk that the FDA will not consider any of our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Finally, there has been public discussion of potentially decreasing the period of exclusivity from the current 12 years. If such a change were to be enacted, our product candidates, if approved, could have a shorter period of exclusivity than anticipated.

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

Our product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

For the treatment of Crigler-Najjar, the current standard of care is phototherapy, and upon disease progression, liver transplant. There are currently no products approved specifically for the treatment of Crigler-Najjar. Genethon, a French not-for-profit organization, and has announced that it initiated a clinical trial for its AAV-UGT1A1 gene therapy for the treatment of Crigler-Najjar Syndrome. LogicBio Therapeutics, Inc. is studying LB-301, an AAV vector designed to insert a functional copy of the UGT1A1 gene into the albumin locus by homologous recombination, in the liver.  LB-301 is currently in the discovery phase of development. Promethera has received orphan drug designation from the FDA and European Commission for the treatment of Crigler-Najjar Syndrome for HepaStem, a product that comprises heterologous human adult liver progenitor cells. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar Syndrome or ornithine transcarbamylase deficiency. No further development in Crigler-Najjar Syndrome has been announced for HepaStem. Additionally, Alexion and Moderna had been collaborating to develop a messenger RNA product candidate for the treatment of Crigler-Najjar. The collaboration has been terminated and it is unknown whether Moderna will continue development of this program on its own.

For the treatment of Pompe disease, the current standard of care is enzyme replacement therapy (ERT) with recombinant GAA protein. Genzyme Corporation currently markets MYOZYME and LUMIZYME, which are ERTs for the treatment of Pompe disease. Multiple companies, including Genzyme Corporation, Amicus Therapeutics, Inc., Valerion Therapeutics, LLC and Oxyrane UK Limited are currently reported to be developing next generation ERT to treat Pompe disease. The furthest advanced of these is neoGAA from Genzyme Corporation. In addition, there are currently six companies researching alternative gene therapy approaches to treating Pompe disease, including Spark Therapeutics, Inc., AVROBIO, Inc., Lacerta Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Amicus Therapeutics, Inc., and Actus Therapeutics, Inc. Of these, only Actus Therapeutics, Inc. is clinically active and recruiting patients for a screening study to determine eligibility for a future Phase 1/2 interventional human clinical trial.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $90.2 million and $59.7 million for the years ended December 31, 2017 and 2016, respectively, and a net loss of $93.2 million and $65.9 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $283.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2018, our cash, cash equivalents, marketable securities and restricted cash were $285.5 million, which includes long-term investments of approximately $1.3 million and restricted cash of approximately $3.6 million

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. The FSM and Genethon patent families were filed only in the United States, and therefore these patent families will not provide patent protection outside the United States. While other patent families include foreign counterparts, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If any of our product candidates are approved by the FDA as a biological product under a BLA in the United States, we believe the product would qualify for a 12-year period of exclusivity. For example, if our AT132 product was approved by the FDA as a biological product under a BLA in 2020, we believe it would qualify for a 12-year period of exclusivity, which would expire in 2032, or two years before the Genethon patent family will expire in the United States absent patent term adjustment or patent term extension. Moreover, our exclusive licenses are subject to retained rights, which may adversely impact our competitive position. As a result, our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties, such as outside our field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

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

We seek to expand our product candidate pipeline in part by in-licensing the rights to key technologies, including those related to gene delivery. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. We cannot assure you that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

The in-licensing and acquisition of these technologies is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our area of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies, our business, financial condition and prospects could suffer.

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

•	identifying, recruiting, and integrating new employees;
•	retaining existing employees
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

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Net Commercial Lease, dated August 15, 2018, by and between the Registrant and JCN Partners.				X

10.2	First Amendment dated September 30, 2018, to Net Commercial Lease, effective June 1, 2017, by and between the Registrant and JCN Partners.				X

10.3	Executive Employment Agreement, effective September 19, 2018, by and between the Registrant and Natalie Holles.				X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

AUDENTES THERAPEUTICS, INC.

Date:	November 6, 2018	By:	/s/ Matthew Patterson
Matthew Patterson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2018	By:	/s/ Tom Soloway
Tom Soloway
Chief Financial Officer
(Principal Financial and Accounting Officer)