Form 10-K
period 2018-12-31
Audentes Therapeutics, Inc.
filed 2019-03-01
CIK 1628738

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(b) of the Act:
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $1.2 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2019 was 43,593,716.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business.

Overview

We are a clinical stage biotechnology company focused on developing and commercializing gene therapy products for patients living with serious, life-threatening rare diseases caused by single gene defects.  We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the gene to affected cells, resulting in production of the normal protein.  We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT845 for the treatment of Pompe disease, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT.  We have ongoing Phase 1/2 clinical trials of AT132 for the treatment of XLMTM and AT342 for the treatment of Crigler-Najjar.  We have an active Investigational New Drug application, or IND, for AT307 for the treatment of CASQ2-CPVT, and we are conducting IND-enabling preclinical studies of AT845 for the treatment of Pompe disease, for which we plan to submit an IND in the third quarter of 2019.  As part of a strategic initiative to expand our pipeline into large neuromuscular diseases with significant unmet medical need, we are also advancing our new product candidate, AT720, and plan to disclose the therapeutic target and provide a program overview in the second quarter of 2019.  We maintain full global rights to all of our product candidates.

We have developed a proprietary in-house cGMP manufacturing capability to produce our adeno-associated viral vector, or AAV, product candidates, providing us with a core strategic capability, and enabling superior control over development timelines, costs and intellectual property.  Our manufacturing facility is located in South San Francisco and supports our process and analytical development, fill-finish, quality control testing and manufacturing operations in accordance with current Good Manufacturing Practices, or cGMP, requirements.  We have designed and commissioned the facility to support the unique licensing requirements as promulgated by both the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, and we have initiated Biologic License Application, or BLA, readiness and validation activities for our XLMTM program.  Operating at a 2x500 liter bioreactor scale, we believe our current manufacturing capacity is sufficient to meet the anticipated global commercial demands of our XLMTM and Crigler Najjar product candidates, and the development needs of our Pompe disease and CPVT programs. Additionally, we have the ability to add up to 5,000 liters of additional capacity within our existing lease footprint.  We plan to continue investment in these capabilities to maintain our manufacturing leadership and enable the cost-effective production of high-quality AAV vectors to support our clinical development and commercialization activities.

Our vision is to become a global leader in AAV-based genetic medicine for rare diseases.  In pursuit of this goal, we are executing on our core strategic initiatives, which include the advancement of our current product candidates, the continued development of our proprietary in-house manufacturing capabilities, and the expansion of our pipeline with a focus on new product candidates designed to treat rare neuromuscular diseases with significant unmet medical need and meaningful commercial potential.  We have assembled a world-class team with expertise in gene therapy, rare disease drug development and commercialization, and biologics manufacturing.

Our mission is to bring innovative gene therapy products to patients living with serious, life-threatening rare diseases, and we believe our product candidates have the potential to provide long-lasting and transformative benefits to the patient communities we aim to serve.  We believe that the rarity and severity of the diseases we target may provide advantages for drug development, including the potential for expedited development and regulatory review, and market exclusivity.  For example, in our XLMTM program, AT132 has been granted Regenerative Medicine Advanced Therapy, or RMAT, Rare Pediatric Disease, Fast Track and Orphan Drug designations by the FDA, and Priority Medicines, or PRIME, and Orphan Drug designations by the EMA.

We focus on the treatment of rare diseases caused by single gene, or monogenic, defects in DNA that we believe can be effectively addressed using gene therapy.  Conventional approaches such as protein therapeutics attempt to replace the deficient protein, but they do not correct the underlying genetic defect causing the disease.  In addition, protein therapeutics often require frequent administration by injection or infusion and often result in sub-optimal safety and efficacy.  We believe gene therapy is an ideal treatment modality for diseases caused by monogenic defects.  Our portfolio of product candidates employs the use of AAV, a small, non-pathogenic virus that is genetically engineered to function as a delivery vehicle, or vector, to introduce a healthy copy of a mutated gene to the body.  AAV gene therapy vectors are modified such that they will not cause an infection like a normal virus, but are capable of delivering therapeutic genes into patients’ cells.  Vectors derived from AAV have a well-established safety profile in humans and have been shown to effectively deliver genes to skeletal and cardiac muscle, and the liver, eye, and nervous system.  Preclinical and clinical data demonstrate that AAV vectors are capable of providing durable efficacy with a favorable adverse event profile due at least in part to AAV’s low immunogenic potential.  AAV vectors can be described by the serotype, or strain, of the original virus isolate that was used to form the outer shell, or capsid, of the vector.  We selected AAV8 and AAV9 as our in-licensed vector capsid serotypes, based on their biological properties, which we believe will translate into positive clinical effect in our target indications.

Our business model is to develop and commercialize a broad portfolio of gene therapy product candidates to treat rare diseases. We use a focused set of criteria to select product candidates that we believe have the best chance of success. These criteria include:

•	serious, life-threatening rare diseases;
•	monogenic diseases with well-understood biology;

•	disease characteristics well-suited for treatment with AAV gene therapy technology;
•	high potential for meaningful clinical benefit;
•	compelling preclinical data;
•	clear measures for evaluation in clinical trials;
•	opportunities for expedited development through established regulatory pathways; and
•	meaningful commercial potential.

We have built a compelling portfolio of gene therapy product candidates and intend to further expand our portfolio over time. Set forth below is a table summarizing our development programs.

AT132. XLMTM is characterized by extreme muscle weakness, respiratory failure, and early death with an estimated 50% mortality rate in the first 18 months of life.  The disease is the result of mutations in the MTM1 gene that affect the production of myotubularin, an enzyme required for normal development and function of skeletal muscle.  The incidence of XLMTM is estimated to be one in 40,000 to one in 50,000 male births.  Currently, only supportive treatment options are available, such as ventilator use to aid breathing, wheelchair use to aid mobility, or  feeding tube use to aid nutrition.

We are developing AT132, an AAV8 vector containing a functional copy of the MTM1 gene, for the treatment of XLMTM.  We believe AT132 may provide patients with significantly improved outcomes based on the ability of AAV8 to transduce skeletal muscle.  Over the course of 2018, Audentes reported promising safety, efficacy, and muscle biopsy data from ASPIRO, a multicenter, ascending dose Phase 1/2 clinical study designed to evaluate the safety and efficacy of AT132 in approximately 12 XLMTM patients less than five years of age.  The latest ASPIRO data set (presented in October 2018) included safety and efficacy results ranging from 4 to 48 weeks for eight patients enrolled in the trial, including seven patients enrolled in Cohort 1 (1x1014 vg/kg; six treated and one untreated control) and the sentinel patient in Cohort 2 (3x1014 vg/kg), as well as week 24 muscle biopsy data for the first four treated patients.  Subsequent to the October 2018 data set, we have completed initial enrollment of Cohort 2, and announced plans to further expand Cohort 2 with an additional three to five patients.

In the fourth quarter of 2018, we completed productive initial interactions with the FDA, under the RMAT designation, and EMA, under the PRIME designation, to discuss development plans and the potential registration pathways for AT132. Feedback from the agencies was largely aligned, and we agreed that selection of the optimal dose is a key next step in the development of AT132.  Optimal dose selection is expected to occur in the second quarter of 2019, after the evaluation of the six-month biopsy results from the first three patients dosed in Cohort 2 of ASPIRO.  Subsequent to the determination of the optimal dose, we plan to provide an updated data package to the FDA and EMA to facilitate final agreement on license registration pathways.  We also received preliminary feedback on our Chemistry Manufacturing and Controls, or CMC, characterization and validation plans and plan to submit the requested information to the respective trial applications on a continuing basis.

We have also initiated early commercialization and BLA readiness activities, including validation efforts at our in-house cGMP manufacturing facility.  AT132 has been granted RMAT, Rare Pediatric Disease, Fast Track, and Orphan Drug designations by the FDA, and PRIME and Orphan Drug designations by the EMA.

AT845. Pompe disease is a serious, progressive genetic disease characterized by severe muscle weakness, respiratory failure leading to ventilator dependence and, in infants, increased cardiac mass and heart failure.  In untreated infants, the disease is often fatal due to cardio-respiratory failure within the first year of life, and in adults the disease is progressive and life-limiting with significant ventilator dependence and wheelchair use.  Pompe disease is caused by mutations in the gene encoding the lysosomal enzyme alpha-glucosidase, or GAA, which results in a deficiency of GAA protein and leads to an intracellular accumulation of glycogen.  The incidence of Pompe disease is approximately one in 40,000 births.  The only approved treatment for Pompe disease is enzyme replacement therapy, or ERT, which is a chronic treatment delivered in bi-weekly intravenous infusions. Despite the availability of ERT, significant medical need still persists, which is primarily due to the inability of ERT to penetrate key tissues affected by the disease and the immunogenicity of ERT treatment.

AT845 has been designed to address the recognized limitations of ERT by facilitating the intracellular production of GAA directly in the tissues affected by the disease to improve efficacy, reduce immunogenicity, and deliver a durable and transformative clinical benefit from a single intravenous administration.  AT845 utilizes an AAV8 capsid serotype to transfect and express GAA directly in skeletal muscle, the heart and the nervous system.  This best-in-class approach stands in contrast to approved enzyme replacement therapies and liver-directed investigational gene therapy candidates that rely solely on uptake of GAA from plasma.

We are currently conducting preclinical dose finding and toxicology studies of AT845 to support an IND submission planned for the third quarter of 2019.

AT342. Crigler-Najjar is a rare, congenital autosomal recessive monogenic disease characterized by severely high levels of bilirubin in the blood, which presents a significant risk of irreversible neurological damage and death.  Crigler-Najjar is estimated to affect approximately one in 1,000,000 newborns.  Crigler-Najjar is caused by mutations in the gene encoding the UGT1A1 (uridine-diphosphate (UDP)-glucuronosyltransferase (UGT) 1A1) enzyme resulting in an inability to convert unconjugated bilirubin to a water-soluble form that can be excreted from the body.  Infants with Crigler-Najjar develop severe jaundice shortly after birth. Clinical diagnosis is confirmed via genetic testing of the UGT1A1 gene.  The current standard of care for Crigler-Najjar is aggressive management of high bilirubin levels with persistent, daily phototherapy, usually for longer than 10 to 12 hours per day using intense fluorescent light focused on the bare skin, while the eyes are shielded.  Phototherapy speeds bilirubin decomposition and excretion and lowers serum bilirubin, but wanes in effectiveness as children age due to thickening of the skin and reduction in surface area to body mass ratio.  The average life expectancy is reported as being 30 years of age with phototherapy.  Data from our prospective natural history study LUSTRO demonstrate that persistent phototherapy only reduces bilirubin to levels just below those that are considered to be neurotoxic.  In some cases, a liver transplant may be required for survival.

We are developing AT342, an AAV8 vector containing a functional version of the UGT1A1 gene.  We have conducted a dose ranging study of AT342 in a Crigler-Najjar knockout mouse model.  In this study, a single tail vein injection of AT342 rapidly produced dose-dependent reductions and normalized bilirubin levels which were maintained for the duration of the study at the higher dose levels.  We are developing AT342 with the goal of administering a single dose that results in a robust, durable reduction in serum bilirubin, a reduction in or elimination of lengthy daily phototherapy, and elimination of the need for a liver transplant.  We believe that serum bilirubin levels will be a clinically relevant endpoint and that determination of efficacy of AT342 will be straightforward due to the ease and reliability of measurement.

In February 2018, we announced the initiation of VALENS, a Phase 1/2 clinical study of AT342 in the treatment of Crigler-Najjar Syndrome, after treating the first patient with a dose of 1.5 x 1012 vg/kg.  The study is designed to include up to nine AT342 treated patients and three delayed-treatment concurrent control patients.  Primary endpoints include safety (adverse events and certain laboratory measures, including immunological parameters) and efficacy (changes in serum bilirubin and number of hours on phototherapy within a 24-hour period).

In May 2018, we announced that dosing of the sentinel patient resulted in a rapid and meaningful decline in total bilirubin levels by two weeks post-administration, but that after a brief period of stabilization, these levels returned to baseline over the following weeks.  We view this result as strong initial proof-of-concept as this initial outcome is consistent with the results observed in the IND-enabling dose-ranging study in the Crigler-Najjar mouse model.  In that study, all four doses demonstrated an initial response that reduced total bilirubin levels by approximately week two.  In the two lower doses, these levels returned to baseline by approximately week six, while the two higher doses demonstrated durable reduction in serum bilirubin to near undetectable levels that were maintained throughout the duration of the study.

As AT342 was well-tolerated with no treatment-related serious adverse events observed in the sentinel patient, we agreed with the study’s independent Data Monitoring Committee to open the second dose cohort and treat Patient 2 at the next protocol-specified dose of 6 x1012 vg/kg.  While enrollment in VALENS is ongoing, we have not yet treated the sentinel patient in dose Cohort 2.

We hold exclusive global rights to AAV8 in Crigler-Najjar from REGENXBIO, and AT342 has been granted Orphan Drug, Rare Pediatric Disease, and Fast Track designations by the FDA, and an Orphan Drug designation by the EMA.

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

We are developing AT307, an AAV8 vector containing a functional version of the CASQ2 gene.  Preclinical data in murine models of the disease demonstrated an ability to prevent ventricular tachycardia through restoration of CASQ2 protein expression. AT307 is designed with the goal of providing a single administration that results in a significant reduction in life- threatening arrhythmic events and a major improvement in quality of life.

In the second quarter of 2018, we announced that the IND for AT307 was active.  Additionally, we initiated activities to verify literature estimates of CASQ2-CPVT incidence and prevalence, to further characterize the disease burden and unmet medical need of patients living with CPVT, and to conduct patient finding activities. To date, we have identified fewer patients than the literature suggests, and as a result, we have not yet made plans to initiate a Phase 1/2 study of AT307.  We are continuing to consider resource allocation to this program in the context of our existing pipeline programs, and our ongoing research initiatives focused on possible additions to our pipeline that have the potential to address larger commercial markets.

Both the FDA and EMA have granted orphan drug designation to a prototype version of AT307, which we plan to update to reflect the final construct we intend to advance into clinical trials.

AT720. In addition to our current portfolio of product candidates, we are actively pursuing opportunities to expand our pipeline.  To that end, we have initiated research focused on the design and development of AT720, a novel AAV-based therapeutic for a rare neuromuscular disease with significant unmet medical need and meaningful commercial potential that we believe to be a good target for AAV-based gene therapy.  We plan to announce the therapeutic target and provide a program overview of AT720 in the second quarter of 2019.

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

•

Advance our lead product candidates through clinical development.  In October of 2018, we reported promising continued interim data from ASPIRO, the Phase 1/2 clinical study of AT132 in XLMTM.  Based on these findings, we have begun manufacturing validation activities for AT132 and initiated discussions with regulators to gain alignment on the path to BLA and MAA submissions with the goal of bringing the transformative potential of AT132 to patients as rapidly as possible.  We have also initiated VALENS, the Phase 1/2 clinical study of AT342 for the treatment of Crigler-Najjar and have an active IND for AT307 for the treatment of CASQ2-CPVT.  In our Pompe disease program, we are conducting IND-enabling preclinical studies of AT845, for which we plan to submit an IND in the third quarter of 2019.  Over time, we plan to develop and commercialize a broad portfolio of gene therapy product candidates to treat serious, life-threatening rare diseases with high unmet medical need.

•

Continue to expand our pipeline with additional gene therapy product candidates targeting serious, life-threatening rare diseases.  We intend to leverage our expertise in neuromuscular diseases, a world- class research and development organization, and industry leadership in AAV gene therapy manufacturing to expand our pipeline of product candidates in therapeutic categories that address rare diseases with significant unmet medical need and meaningful commercial potential.  In 2018, we initiated research focused on the design and development of AT720, a novel AAV-based therapeutic for a rare neuromuscular disease.  We plan to announce the therapeutic target and provide a program overview of AT720 in the second quarter of 2019.

•

Continue to build our proprietary manufacturing capabilities and invest in a state-of-the-art cGMP facility. We believe the quality, reliability and scalability of our gene therapy manufacturing approach is a core competitive advantage that is critical to our long-term success. We manufacture all of the clinical supply for our product candidates at our state-of-the-art, multi-product internal manufacturing facility that has been designed to support commercial licensure by both the FDA and the EMA.

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

•

Proprietary know-how and capabilities.  Our proprietary manufacturing capabilities provide a significant core strategic advantage, including better control over the cost and timelines of developing our product candidates, superior protection of novel inventions and intellectual property, and expanded possibilities for new programs and partnerships.

•

Promising product candidate pipeline.  We have built a compelling pipeline of product candidates and are currently conducting Phase 1/2 clinical studies of AT132 for the treatment of XLMTM and AT342 for the treatment of Crigler-Najjar Syndrome.  The IND for AT307 is active, and we are conducting IND-enabling preclinical studies of AT845 for the treatment of Pompe disease.  In addition to our current portfolio of product candidates, we are actively pursuing opportunities to expand our pipeline.  To that end, we have initiated research focused on the design and development of AT720, a novel AAV-based therapeutic for a rare neuromuscular disease with significant unmet medical need and meaningful commercial potential that we believe to be a good target for AAV-based gene therapy.

•

Broad network.  We believe our strong relationships with key opinion leaders and patient advocacy groups will support our product development efforts and our potential for future commercial success.  Leveraging our collaborations with these parties allows us to better understand the diseases we target and optimize our research, clinical development, and commercial plans.

Gene Therapy Background

Genes are composed of sequences of deoxyribonucleic acid, or DNA, which code for proteins that perform a broad range of physiologic functions within all living organisms. DNA is a large, highly charged molecule that is difficult to transport across a cell membrane and deliver to the nucleus, where it can be transcribed and translated into protein.

Gene therapy is a therapeutic approach to treating genetic diseases caused by mutations in DNA.  For gene therapy to work, an isolated gene sequence or segment of DNA needs to be delivered efficiently to the desired target tissues and cell types. The treatment involves the administration of a functional gene to produce normal protein within a patient’s cells, offering the potential for durable therapeutic benefit.  To achieve these goals, scientists have designed and developed a variety of viral vectors to facilitate gene delivery to cells.

Our Approach

The AAV gene therapy vectors we utilize are capable of transducing a wide range of tissues with generally little or no toxicity and only a mild immune response.  Functionally, AAV packages a single-stranded linear DNA genome that can be engineered to contain a therapeutic gene in place of all the viral genes.  AAV vectors have a well-established safety profile and do not naturally propagate by themselves in the absence of another viral infection, reducing the likelihood of inappropriate viral spread following administration.  As a result, AAV vectors are emerging as one of the preferred delivery vehicles for gene therapy.

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

Our Product Candidate and Target Indication Selection Criteria

Our business model is to develop and commercialize a broad portfolio of gene therapy product candidates to treat rare diseases. We use a focused set of criteria to select product candidates that we believe have the best chance of success. These criteria include:

•

Serious, life-threatening rare diseases with high unmet medical need.  We target orphan indications where there are limitations with existing therapeutic options or in which no treatment options exist.  We focus on opportunities where we have the potential to deliver products with high value to patients and their caregivers.

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

•

Compelling preclinical data.  We look for product candidates that have demonstrated or have the potential to demonstrate positive results from preclinical studies in animal models of disease to provide increased confidence in the potential for positive human results prior to initiating clinical trials.

•	Clear measures for evaluation in clinical trials. We prioritize diseases that we believe have the potential for straightforward clinical endpoints to demonstrate efficacy.
•

Opportunities for expedited development through established regulatory pathways.  We believe our product candidates may be eligible for designations which provide opportunities for expedited regulatory review.  For example, in our XLMTM program, AT132 has been granted Regenerative Medicine Advanced Therapy, or RMAT, Rare Pediatric Disease, Fast Track and Orphan Drug designations by the FDA, and Priority Medicines, or PRIME, and Orphan Drug designations by the EMA.

Our AAV Product Candidates

AT132 for the Treatment of X-Linked Myotubular Myopathy

Overview of XLMTM

XLMTM is characterized by extreme muscle weakness, respiratory failure, and early death.  Mortality rates are estimated to be 50% in the first 18 months of life, and for those patients who survive past infancy, the ten-year survival rate is estimated to be approximately 75%.  XLMTM places a substantial burden of care on patients, caregivers and the healthcare system, including high rates of healthcare utilization, hospitalization, and surgical intervention.  Greater than 80% of XLMTM patients require ventilator support and the majority of patients require a gastrostomy tube for nutritional support.  In most patients, normal developmental motor milestones are delayed or never achieved.  The disease is the result of mutations in the MTM1 gene that affect the production of myotubularin, an enzyme required for normal development and function of skeletal muscle.  The incidence of XLMTM is estimated to range between approximately one in 40,000 to one in 50,000 male births.  Currently, only supportive treatment options are available, such as ventilator use to aid breathing, wheelchair use to aid mobility, or feeding tube use to aid nutrition.

AT132 Description

AT132 is an AAV8 vector containing a functional copy of the MTM1 gene, for the treatment of XLMTM.  We believe AT132 may provide patients with significantly improved outcomes based on the ability of AAV8 to target skeletal muscle and increase myotubularin expression in affected tissues.  We believe AT132 has the potential to provide long-term clinical benefits to XLMTM patients through persistent expression of the functional protein following a single intravenous administration.

Preclinical Proof-of-Concept for AT132

Preclinical study results in both canine and murine models of XLMTM demonstrated dramatic dose-dependent improvements in all outcomes, including histology, muscle strength, respiratory function, and survival.  Both models present with disease symptoms similar to that of humans, including severe muscle weakness, respiratory failure, and early death.  We believe that in this indication, the canine model is particularly valuable given similarities to humans with XLMTM in terms of size, weight, and pathophysiology.  Our initial canine study was designed as a proof-of-concept to determine whether AT132 could improve muscle strength and organ function in comparison to an XLMTM canine treated with a placebo. Administration of a single dose of AT132 (2.0 x 1014 vg/kg) to nine-week-old canines weighing approximately 5 kilograms resulted in maintenance of muscle strength, respiratory function and survival comparable to normal canines.  Most importantly, all treated canines achieved a statistically significant improvement in survival, which extended far beyond the critical 18-week time point, when all untreated XLMTM canines could no longer ambulate. All three of the treated canines survived for the one-year duration of the study. One of the canines was subsequently euthanized for study purposes. Six years later, the remaining two canines have grown to over twenty-five kilograms, continue to thrive, and remain indistinguishable from normal dogs.

Clinical Development of AT132

The clinical development of AT132 was initiated with RECENSUS, a retrospective medical chart review designed to characterize the disease course, natural history, and unmet medical need in XLMTM.   In December 2017, we announced the publication of initial data from 112 boys in RECENSUS.  This analysis confirmed and expanded upon the understanding of the significant disease burden of XLMTM on patients, families and the healthcare system.  We are also conducting INCEPTUS, a prospective natural history run-in study.  The primary objectives of INCEPTUS are to characterize the clinical condition of children with XLMTM, identify subjects for potential enrollment in ASPIRO (the Phase 1/2 clinical study of AT132 in XLMTM), and serve as a longitudinal baseline and within-patient control for ASPIRO.  Preliminary data reported from INCEPTUS confirm the significant neuromuscular and respiratory deficits experienced by XLMTM patients, and provide insight into the relevance and sensitivity of assessments used in ASPIRO.

ASPIRO was designed as a multicenter, multinational, open-label, ascending dose, delayed-treatment control study to evaluate the safety and preliminary efficacy of AT132 in approximately 12 XLMTM patients less than five years of age.  We initiated ASPIRO in September 2017, and the latest ASPIRO data set (presented in October 2018) included safety and efficacy results ranging from 4 to 48 weeks for eight patients enrolled in the trial, including seven patients enrolled in Cohort 1 (1x1014 vg/kg; six treated and one untreated control) and the sentinel patient in Cohort 2 (3x1014 vg/kg), as well as week 24 muscle biopsy data for the first four treated patients.

Safety Assessments (as of September 20, 2018)

AT132 was generally well-tolerated with a manageable safety profile.

As of the data cut-off date, twenty possibly or probably treatment-related adverse events, or AEs, had been reported in ASPIRO since initiation of the study, four of which were determined to be serious adverse events, or SAEs.  All four treatment-related SAEs occurred in Patient 3, the first three of which were related and occurred seven weeks post-dosing and included elevated creatine kinase and troponin levels that were determined by the investigator to be suggestive of myocarditis.  This episode occurred during a period when the patient suffered a gastrointestinal infection resulting in a hospitalization.  The event was managed with medical treatment and the patient was clinically stable throughout the hospital admission with no compromise of cardiac function.  At 21 weeks post-dosing, Patient 3 was hospitalized for monitoring of atrial tachycardia, a condition he was noted to have experienced prior to enrollment in ASPIRO, and which resolved with treatment.  Despite these SAEs, Patient 3 has shown considerable neuromuscular and respiratory functional efficacy gains and recently achieved ventilator independence from a baseline of 24-hour continuous invasive ventilatory support.

Sixteen non-serious AEs were determined to be either possibly or probably related to treatment.  Non-serious AEs were mild and clinically asymptomatic, and all have either resolved without treatment, or been managed with treatment. Non-serious AEs included hyperbilirubinemia, elevated creatine kinase and liver transaminases, abnormal liver ultrasound, proteinuria, fever, diarrhea and vomiting.

There were an additional 37 AEs determined to be non-treatment related, three of which were classified as SAEs. Non-treatment related AEs are expected and associated with the disease course of XLMTM.

Efficacy Assessments (As of September 26, 2018)

As of the data cut-off date, AT132 showed significant improvements in neuromuscular and respiratory function (as assessed via CHOP INTEND and MIP, respectively) in all treated patients, including the Cohort 2 sentinel patient.  All treated patients in Cohort 1 showed significant reductions in ventilator use, and three patients had achieved ventilator independence.  Week 24 muscle biopsies showed evidence of highly efficient tissue transduction as indicated by vector copy number and robust myotubularin protein expression as assessed by Western blot.  Histological analyses also show significant improvements in myofiber size, nuclear peripheralization and organelle localization.

In addition to the functional and histological improvements seen in treated patients, physicians and caregivers have reported progressive qualitative improvements in disease severity; improvements in airway clearance control, including swallowing and coughing; increased limb and trunk strength; and increased velocity and accuracy of movements.  Caregivers also report that patients have increased vocalization, improving their ability to communicate, and ability to eat solids and drink liquids. Patients 1 and 2 are able to stand with support.  Patient 1 is crawling, and Patient 2 is initiating a gait training program.

Subsequent to the October 2018 data set, we completed initial enrollment of Cohort 2, and announced plans to further expand Cohort 2 with an additional three to five patients.

Regulatory Interactions and Program Next Steps

In the fourth quarter of 2018, we completed productive initial interactions with the FDA, under the RMAT designation, and EMA, under the PRIME designation, to discuss development plans and the potential registration pathways for AT132.  Feedback from the agencies was largely aligned, and we agreed that selection of the optimal dose is a key next step in the development of AT132.  Optimal dose selection is expected to occur in the second quarter of 2019 after the evaluation of the six-month biopsy results from the first three patients dosed in Cohort 2 of ASPIRO.  Subsequent to the determination of the optimal dose, we plan to provide updated data packages to the FDA and EMA to facilitate final agreement on license registration pathways.  We also received preliminary feedback on our Chemistry Manufacturing and Controls, or CMC, characterization and validation plans and plan to submit the requested information to the respective trial applications on a continuing basis.

We have also initiated early commercialization and BLA readiness activities, including validation efforts at our in-house cGMP manufacturing facility.

We hold exclusive global rights to both AAV8 and AAV9 in XLMTM from REGENXBIO, and AT132 has been granted RMAT, Rare Pediatric Disease, Fast Track and Orphan Drug designations by the FDA, and PRIME and Orphan Drug designations by the EMA.

The ASPIRO clinical trial is ongoing, and we plan to provide the next interim update on safety, efficacy, and muscle biopsy results at the American Society of Gene & Cell Therapy 22nd Annual Meeting in 2019.

AT845 for the Treatment of Pompe Disease

Overview of Pompe Disease

Pompe disease is a rare, severe, progressive, congenital neuromuscular disease. The overall incidence is estimated to be approximately one in 40,000 births, although frequency and disease progression varies with age of onset, ethnicity and geography. The disease is characterized by mutations in the gene that encodes the enzyme acid alpha-glucosidase, or GAA. GAA is responsible for degrading glycogen within the intracellular organelle known as the lysosome.  Dysfunction or absence of functional GAA results in toxic accumulation of glycogen in the lysosome. Tissues and cells most affected by the disease are predominantly skeletal muscle, cardiac muscle and the nervous system.

The severity of Pompe disease symptoms and rate of progression is highly variable and correlated with age of symptom onset and the degree of enzyme deficiency. Infantile-onset disease, the most severe form of Pompe disease, accounts for approximately one quarter of all affected patients. Those with infantile-onset disease are usually diagnosed in the first few months of life due to the severe presentation associated with total or near- total absence of GAA activity, and confirmatory diagnosis is made through genetic testing. These infants usually present with feeding difficulties, failure to thrive, hypotonia, progressive weakness, respiratory distress, severe enlargement of the tongue and thickening of the heart muscle. If left untreated, these children usually die in the first year of life. Those with late-onset disease typically have enzyme levels at 1% to 40% of normal and usually have symptoms such as reduced mobility and respiratory problems. Late-onset patients experience progressive difficulty walking and respiratory decline, and although life expectancy can vary, it is a life-limiting disease and death generally occurs due to complications from respiratory failure. Newborn screening programs can successfully identify Pompe disease in the newborn period, but such programs have not yet been widely implemented worldwide.

Limitations of Current Therapy for Pompe Disease

The only approved treatment for Pompe disease is enzyme replacement therapy, or ERT, which is a chronic treatment delivered in bi-weekly intravenous infusions.  Despite the availability of ERT, significant medical need persists, which is primarily due to the immunogenicity of ERT and its inability to penetrate key tissues affected by the disease.  Although ERT is the current standard of care for Pompe disease, it has a number of recognized limitations:

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

AT845 Description

AT845 has been designed to address the recognized limitations of ERT by facilitating the intracellular production of GAA to improve efficacy, reduce immunogenicity, and deliver a durable and transformative clinical benefit from a single intravenous administration.  AT845 utilizes an AAV8 capsid serotype to transfect and express GAA directly in tissues affected by the disease, including skeletal muscle, the heart and the nervous system.  This best-in-class approach stands in contrast to approved enzyme replacement therapies and liver-directed investigational gene therapy candidates that rely solely on uptake of GAA from plasma.

Planned Development of AT845

In early 2018 we presented robust proof-of-concept data confirming the ability of systemically administered AAV gene therapy to transfect and express GAA in tissues affected by Pompe disease.  These data were generated in the Pompe mouse model with a prototype version of AT845 and demonstrated improved muscle pathology; GAA expression and activity in skeletal and cardiac muscle, and the nervous system; and a favorable immunogenicity profile.

We are currently conducting preclinical dose finding and toxicology studies of AT845 to support an IND submission planned for the third quarter of 2019.

Regulatory Interactions

Both the FDA and EMA have granted Orphan Drug designation to a prototype version of AT845, which we plan to update to reflect our new construct.  We hold exclusive global rights to both AAV8 and AAV9 in Pompe disease from REGENXBIO.

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

Limitations of Current Therapy for Crigler-Najjar

There are currently no products approved specifically for the treatment of Crigler-Najjar. The current standard of care for Crigler-Najjar is aggressive management of high bilirubin levels, with persistent, daily phototherapy, usually for longer than 10 to 12 hours per day using intense fluorescent light focused on the bare skin, while the eyes are shielded. Phototherapy speeds bilirubin decomposition and excretion, lowering serum bilirubin to levels that are just below those considered to be neurotoxic. The impact on quality of life is substantial. As children get older, compliance with phototherapy becomes challenging. As Crigler-Najjar infants and children begin to experience progression of neurological symptoms and increasing risk of a catastrophic cerebral event, a liver transplant is often required for survival. However, limited donor organ availability, the risks associated with the transplant procedure itself and potential for organ rejection limit the utility of a transplant as a treatment modality for Crigler-Najjar.

AT342 Description

AT342 consists of an AAV8 vector capsid designed to deliver a functional UGT1A1 gene and express the UGT1A1 protein in the liver. Importantly, AAV8 has high affinity for liver cells allowing for the efficient introduction of therapeutic genes into liver cells. We believe that AT342 has the potential to provide long-term clinical benefit to Crigler-Najjar patients through persistent expression of the protein following a single administration, resulting in significant reduction in bilirubin levels, reduction or elimination of the need for lengthy daily phototherapy treatment and elimination of the need for a liver transplant.

Clinical Development of AT342

The clinical development plan for AT342 consists of LUSTRO, a clinical assessment and Phase 1/2 run-in study designed to characterize the disease course, natural history, bilirubin variability and phototherapy usage of patients with Crigler-Najjar and VALENS, the Phase 1/2 clinical study of AT342.

•

LUSTRO - Clinical Assessment and Phase 1/2 Run-in Study: LUSTRO is an international, clinical assessment study of approximately five to ten patients greater than or equal to one year of age with Crigler-Najjar. The primary objective of this study is to characterize the disease course, natural history, bilirubin variability and phototherapy usage of patients with Crigler-Najjar, with a specific focus on serum bilirubin levels and time on phototherapy. In addition, the study will assess the burden of disease on Crigler-Najjar subjects and caregivers. The study is also expected to identify patients for potential enrollment in VALENS, the Phase 1/2 study of Crigler-Najjar, and to serve as a within-patient control for VALENS.

In October 2017, we presented a preliminary analysis from three patients enrolled in LUSTRO.  These data confirm that despite persistent daily phototherapy, total bilirubin levels in Crigler Najjar patients are maintained only just below levels that are known to be neurotoxic.  These data further confirm the significant burden of disease for patients and caregivers and the ongoing risk of catastrophic cerebral events associated with phototherapy.

•

VALENS - Phase 1/2 Study: The Phase 1/2 study of AT342 is a multicenter, multinational, open-label, ascending dose, delayed-treatment concurrent control study to evaluate the safety and preliminary efficacy of AT342 in approximately 12 Crigler-Najjar patients greater than or equal to one year of age. The study was designed to include nine AT342 treated subjects and three delayed-treatment concurrent control subjects.  Primary endpoints include safety (adverse events and certain laboratory measures, including immunological parameters) and efficacy (changes in serum bilirubin and number of hours on phototherapy).  Secondary endpoints include the proportion of subjects successfully weaned off of phototherapy, and UGT1A1 protein expression, DNA and RNA levels from liver biopsy at 24 weeks. Subjects are expected to remain on prescribed phototherapy for 12 weeks following administration of AT342.  Subjects with a meaningful decrease in bilirubin at week 12 will be tapered down and weaned off of phototherapy over a five-week period, starting in week 13 and ending during week 17.  The primary efficacy analyses are conducted at the 12 and 18-week time points.

In May 2018, we announced that we established initial proof-of-concept in the sentinel patient at a dose of 1.5x1012 vg/kg, evidenced by a rapid and meaningful, but temporary, decline in total serum bilirubin levels. Similar efficacy results were observed with low doses of AT342 in a dose ranging study in the mouse model of Crigler-Najjar, while higher doses demonstrated durable bilirubin reduction.

Regulatory Interactions and Program Next Steps

As AT342 was well-tolerated with no treatment-related serious adverse events observed in the sentinel patient, we agreed with the study’s independent Data Monitoring Committee to open the second dose cohort and treat Patient 2 at the next protocol-specified dose of 6 x1012 vg/kg. While enrollment in VALENS is ongoing, we have not yet treated the sentinel patient in dose Cohort 2.

We hold exclusive global rights to AAV8 in Crigler-Najjar from REGENXBIO, and AT342 has been granted Orphan Drug, Rare Pediatric Disease, and Fast Track designations by the FDA, and an Orphan Drug designation by the EMA.

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

AT307 Description

AT307 consists of an AAV8 vector that is designed to deliver a functional CASQ2 gene and to increase CASQ2 protein expression in targeted tissues. We are utilizing AAV8 because it is known to effectively penetrate cardiac tissue. We believe AT307 has the potential to provide long-term clinical benefit to CASQ2-CPVT patients through persistent expression of the protein following a single administration, resulting in a significant reduction in life-threatening arrhythmic events and other disease symptoms.

Planned Clinical Development of AT307

In the second quarter of 2018, we announced that the IND for AT307 is active.  Additionally, we initiated activities to verify literature estimates of CASQ2-CPVT incidence and prevalence, to further characterize the disease burden and unmet medical need of patients living with CPVT, and to conduct patient finding activities. To date, we have identified fewer patients than the literature suggests, and as a result, we have not yet made plans to initiate a Phase 1/2 study of AT307.  We are continuing to consider resource allocation to this program in the context of our existing pipeline programs, and our ongoing research initiatives focused on possible additions to our pipeline that have the potential to address larger commercial markets.

Regulatory Interactions

Both the FDA and EMA have granted orphan drug designation to a prototype version of AT307, which we plan to update to reflect the final construct we intend to advance into clinical trials.

Manufacturing

We have developed a proprietary in-house cGMP manufacturing capability to produce our adeno-associated viral vector, or AAV, product candidates, providing us with a core strategic capability, and enabling superior control over development timelines, costs and intellectual property. Our manufacturing facility is located in South San Francisco and supports our process and analytical development, fill-finish, quality control testing and manufacturing operations in accordance with current Good Manufacturing Practices, or cGMP, requirements. We have designed and commissioned the facility to support the global licensing requirements as promulgated by both the FDA and EMA, and we have initiated BLA readiness and validation activities for our XLMTM program. Since program inception, clinical material has been manufactured utilizing substantially the same process, scale and facility intended to supply the commercial market.  The CMC approach is consistent with recent FDA gene therapy guidance.

Operating at a 2x500 liter bioreactor scale, we believe our current manufacturing capacity is sufficient to meet the anticipated global commercial demands of our XLMTM and Crigler Najjar product candidates, and the development needs of our Pompe disease and CPVT programs. Additionally, we have the ability to add up to 5,000 liters of additional capacity within our existing lease footprint. We plan to continue investment in these capabilities to maintain our manufacturing leadership and enable the cost-effective production of high-quality AAV vectors to support our clinical development and commercialization activities. We are reproducibly generating excellent yields, providing us with confidence in our capacity and utilization projections, as well as our eventual commercial cost of goods. Our AAV manufacturing leadership position continues to be an important element of our overall corporate strategy for long-term value creation.

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

We are heavily dependent on patented or proprietary technologies that we license from third parties. For additional information regarding these license agreements, see “Business—License and Collaboration Agreements.” We anticipate that we will require additional licenses to third-party intellectual property rights relating to our development programs in the future, which may not be available on commercially reasonable terms, if at all.

Our in-licensed patents and patent applications are directed to the compositions of matter and methods of use related to various aspects of our product candidates as well as certain aspects of our manufacturing capabilities. As of December 31, 2018, we have one international patent application directed to modified AAV vectors and methods of manufacturing the same. If granted, we expect that a U.S. patent claiming priority to this application would expire in 2036. Our in-licensed patent portfolio as it relates to one or more of our product candidates includes:

•

four U.S. patents relating to AT132, expiring in 2034, as well as one U.S. patent application, comprising claims directed to recombinant AAV for use in treating XLMTM and AAV constructs containing the MTM gene under control of the desmin promoter and uses thereof;

•

one U.S. patent application, which, if granted, would be projected to expire in 2036, as well as corresponding patents and patent applications internationally, comprising claims directed to recombinant AAV for use in treating Crigler-Najjar and AAV constructs containing a codon-optimized UGT1A1 gene;

•

five U.S. patents, expiring between 2022 and 2024, as well as corresponding patents and patent applications internationally, relating to recombinant AAV vectors having an AAV8 capsid utilized in AT132, AT342, and AT845;

•	two U.S. patents relating to AT307, expiring in 2032, as well as one U.S. patent application, each with claims directed to methods of treating recessive CPVT by CASQ2 gene therapy; and
•

one U.S. patent, expiring in 2026, and two U.S. patent applications, as well as corresponding patents and patent applications internationally, relating to recombinant AAV vectors having an AAV9 capsid utilized for the treatment of recessive CPVT.

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

Under the amended and restated agreement, we obtained an exclusive worldwide license to certain intellectual property to develop, use and commercialize products.  The intellectual property licensed to us under the amended and restated agreement primarily relates to CPVT.  Under the amended and restated agreement, we are obligated to use commercially reasonable efforts to develop at least one product and, after receiving regulatory approval in a given country, commercialize that product in such country.

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

For the treatment of Pompe disease, the current standard of care is enzyme replacement therapy (ERT) with recombinant GAA protein. Genzyme Corporation currently markets MYOZYME and LUMIZYME, which are ERTs for the treatment of Pompe disease. Multiple companies, including Genzyme Corporation, Amicus Therapeutics, Inc., Valerion Therapeutics, LLC and Oxyrane UK Limited are currently reported to be developing next generation ERT to treat Pompe disease. The furthest advanced of these is neoGAA from Genzyme Corporation. In addition, there are currently six companies researching alternative gene therapy approaches to treating Pompe disease, including Spark Therapeutics, Inc., AVROBIO, Inc., Lacerta Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Amicus Therapeutics, Inc., and Actus Therapeutics, Inc. Of these, only Actus Therapeutics, Inc. has reported the initiation of a Phase 1/2 human clinical trial.

For the treatment of Crigler-Najjar, the current standard of care is phototherapy, and upon disease progression, liver transplant. There are currently no products approved specifically for the treatment of Crigler-Najjar. Genethon, a French not-for-profit organization and member of the CureCN consortium, announced that it has initiated a clinical trial for its AAV-UGT1A1 gene therapy for the treatment of Crigler-Najjar Syndrome. CureCN recently established a collaboration with Selecta Biosciences, Inc. to evaluate their SVP-Rapamycin technology in combination with the aforementioned Crigler-Najjar AAV gene therapy. This combination product is expected to enter the clinic in the second half of 2019 with the goal of evaluating gene therapy re-dosing. LogicBio Therapeutics, Inc. is studying LB-301, an AAV vector designed to insert a functional copy of the UGT1A1 gene into the albumin locus by homologous recombination, in the liver.  LB-301 is currently in the discovery phase of development. Promethera has received orphan drug designation from the FDA and European Commission for the treatment of Crigler-Najjar Syndrome for HepaStem, a product that comprises heterologous human adult liver progenitor cells. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar Syndrome or ornithine transcarbamylase deficiency. No further development in Crigler-Najjar Syndrome has been announced for HepaStem.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing and distribution of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $2,580,000 for the fiscal year ended December 31, 2019. Under an approved BLA, the applicant is also subject to an annual program fee, currently exceeding $300,000 for each prescription product.  Beginning in the fiscal year ended December 31, 2018, this annual program fee replaced the annual product and establishment fees. These fees typically increase annually. A BLA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the BLA includes an indication for other than a rare disease or condition.  Additionally, an approved orphan-designated drug is exempt from the annual program fee if the applicant and its affiliates had less than $50 million in gross worldwide revenue during the previous year. We have received orphan drug designation for all of our product candidates, and therefore, we expect to be exempt from these fees. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the Agency’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of BLAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA accepts the BLA for filing; applications classified as Priority Review are reviewed within six months of the date the FDA accepts the BLA for filing. A BLA can be classified for Priority Review when the FDA determines the biologic product has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information, or information intended to clarify information already provided in the BLA submission.

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

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or BLA and entitles the holder to priority review of the accompanying NDA or BLA.  The sponsor submitting the priority review voucher must notify FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee ($2,457,140 in fiscal year 2019).  FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the 21st Century Cures Act, allowing a product that is designated as a product for a rare pediatric disease prior to October 1, 2020 to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA or BLA prior to October 1, 2022.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

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

Employees

As of December 31, 2018, we had 207 full-time employees, including 27 employees with M.D. or Ph.D. degrees. Of our workforce, 163 employees are engaged in research and development activities and 44 employees are engaged in finance, legal, human resources and general management activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

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

We have invested substantially all of our efforts and financial resources in the identification and development of our current product candidates, AT132 for X-Linked Myotubular Myopathy, or XLMTM, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, AT845 for the treatment of Pompe disease and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have initiated Phase 1/2 clinical studies of AT132 for treatment of XLMTM and AT342 for the treatment of Crigler-Najjar.  We have an active Investigational New Drug application, or IND, for AT307 for the treatment of CASQ2-CPVT, and we are conducting IND-enabling preclinical studies of AT845 for the treatment of Pompe disease, for which we plan to file an IND in the third quarter of 2019.  Our ability to generate product revenue, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

The success of our product candidates depends on multiple factors, including:

•	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;
•	effective INDs or Clinical Trial Authorizations, or CTAs, that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;
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

If we do not succeed in one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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
•

the precise composition of the final datasets is subject to ongoing regulatory feedback, which is likely to continue up until the time of submission of a biologics license application, or BLA, or equivalent, and the advice may vary by regulatory authority.

In addition, the safety and efficacy results we observe with our product candidates in preclinical animal models may not be predictive of results from our clinical trials in humans, or may not translate to humans until higher doses are utilized, if at all.  For example, data we reported from the first patient treated with AT342 for Crigler-Najjar Syndrome at the 1.5x1012 vg/kg dose demonstrated a rapid decline in total bilirubin levels from approximately 11 mg/dL at baseline to 4 mg/dL at week 2 post-dosing, with a gradual return to baseline by week 12.  A similar efficacy result was observed with low doses of AT342 in a dose ranging study in the mouse model of Crigler Najjar, while higher doses demonstrated durable bilirubin reduction. We plan to dose escalate to a 6x1012 vg/kg dose to treat the next patient.

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
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapy studies that raise safety or efficacy concerns broadly about the field of gene therapy, or about our product candidates specifically. For example, we have reported that a series of adverse events have occurred in ASPIRO, the Phase 1/2 clinical trial in patients with XLMTM, several of which have been deemed to be possibly or probably related to treatment with AT132, and in our Pompe disease program, we conducted a toxicology study in non-human primates during which we observed an unexpected and dose-dependent safety signal with a prototype version of AT845, resulting in the early termination of the study.  Additionally, in January 2018, an academic gene therapy researcher published results from non-GLP studies conducted in a small number of non-human primates and piglets, utilizing AAV vectors with different capsid serotypes and transgenes than those we use in our product candidates.  These publications cited concerns about the potential risks of high systemic dosing of AAV gene therapy products.  We have not observed similar results in any of our non-clinical studies with our candidate vectors, and continue to conduct preclinical and clinical studies across our portfolio of product candidates. If we observe unexpected safety signals in these studies, we may decide, or regulatory authorities may require us, to delay or halt further development of our product candidates.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, in July 2018, the FDA issued a number of draft and final guidance documents for the industry to describe the FDA’s current thinking with regard to the regulatory framework for gene therapy development, including guidance related to chemistry, manufacturing, and controls, or CMC, information and clinical trial design parameters to support product registration. These and other requirements and guidelines promulgated by FDA and other regulatory review agencies, committees and advisory groups may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

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

Further, the regulatory authorities may require concurrent approval or the CE mark, indicating conformity with applicability with European Community directives, of a companion diagnostic device. For the product candidates we currently are developing, we believe that diagnoses based on symptoms, in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments are sufficient to diagnose patients and will be permitted by the FDA. For future product candidates, however, it may be necessary to use FDA-cleared or FDA-approved diagnostic tests to diagnose patients or to assure the safe and effective use of product candidates in trial subjects. The FDA refers to such tests as in vitro companion diagnostic devices. In August 2014, the FDA issued a final guidance document describing the agency’s current thinking about the development and regulation of in vitro companion diagnostic devices. The final guidance articulates a policy position that, when an in vitro diagnostic device is essential to the safe and effective use of a therapeutic product, the FDA generally will require approval or clearance of the diagnostic device at the same time that the FDA approves the therapeutic product. At this point, it is unclear how the FDA will apply this policy to our current or future gene therapy product candidates. Should the FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. In the EU, the European Commission has proposed substantial revisions to the current regulations governing in vitro diagnostic medical devices. If adopted in their current form, these revisions may impose additional obligations on us that may impact the development and authorization of our product candidates in the EU.

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

We have invested in our own state-of-the-art cGMP manufacturing facility in South San Francisco, California, where we are developing and implementing novel production technologies to supply our preclinical and clinical trials. We believe that development of an internal manufacturing capability provides us with enhanced control of material supply for preclinical and clinical trials and commercial markets, enables the more rapid implementation of process changes and allows for better control over manufacturing-associated expenses and intellectual property. However, we have limited experience as a company in developing a manufacturing facility and there exist only a small number of CMOs with the experience necessary to manufacture our product candidates. We may have difficulty hiring experts to staff and operate our internal manufacturing facility or finding and maintaining relationships with external CMOs and, accordingly, our production capacity could be limited. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, delays in implementation of novel in-house technologies or scale-up activities, labor shortages, natural disasters, including earthquakes, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy. The occurrence of any of these factors could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Before we may initiate a clinical trial of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before any of our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMPs and other regulations, and perform extensive audits of vendors, contract laboratories and suppliers. If we, or any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMPs or other regulations, we may experience delays or disruptions in manufacturing while we work to remedy the noncompliance, or while we work to identify suitable replacement vendors. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Any of these challenges could delay initiation of, or completion of, clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

There have been several significant adverse side effects in prior clinical trials of gene therapy product candidates, including reported cases of leukemia and death seen in other trials using other vectors. While the newer AAV vectors that we use have been developed to reduce these side effects, AAV gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment.  For example, an increasingly anticipated side effect of AAV gene therapy is the development of a T-cell-mediated immunological response, most often seen affecting the liver. For example, in ASPIRO, our Phase 1/2 study of AT132, we have seen elevations of liver enzymes, a signal that a T-cell mediated immune response has likely occurred. In addition, in one patient we reported elevated creatine kinase and troponin levels that were deemed to be suggestive of myocarditis and a separate incident of tachycardia, each of which were determined to be probably or possibly related to treatment with AT132. To date, all of the adverse events in ASPIRO have been controlled by treatment; however, if we are unable to clinically manage potential safety events in the future, we may decide or be required to halt or delay further clinical development of our product candidates.

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

Genetically defined diseases generally, and especially those for which our current product candidates are targeted, have low incidence and prevalence. For example, we estimate that the incidence of XLMTM is approximately one in 40,000 to one in 50,000 male births, the incidence of Crigler-Najjar is approximately one in 1,000,000 births, and the incidence of Pompe disease is one in 40,000 births. While the literature suggests there may be up to 6,000 people in addressable markets living with CASQ2-CPVT, early results from our patient identification efforts have not been able to confirm these estimates.  Our continuing patient identification efforts will help inform the path forward, as it relates both to timing and amount of resource allocation to our CASQ2-CPVT program.  In addition, some of our potential patients may have neutralizing antibodies to the AAV capsid serotypes we employ, which may affect the therapeutic efficacy of our product candidates. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials, or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

As part of our business strategy, we have sought and received Orphan Drug Designation for AT132 and AT342 in the United States and Europe.  Both the FDA and EMA have granted orphan drug designation to prototype versions of AT307 and AT845, which we plan to update to reflect the final constructs we intend to advance into clinical trials.  However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity.

Additionally, even if we obtain orphan drug exclusivity for our product candidates, that exclusivity may not provide effective protection from competition because drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can also subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for our product candidates, as gene and cell therapies are novel products that are generally anticipated to establish premium pricing and are initially intended as a one-time single administration. In the United States, LUXTURNA, a gene therapy product manufactured by Spark Therapeutics, Inc., was approved for marketing by the FDA in December 2017. In October 2017, the FDA approved YESCARTA, a CAR-T cell therapy product manufactured by Gilead Sciences, Inc. KYMRIAH, an additional CAR-T cell therapy product manufactured by Novartis AG, was approved for marketing by the FDA in August 2017. While there is no body of established pricing and reimbursement practices for these novel gene and cell therapy products, and no uniform policy of coverage and reimbursement exists among third-party payors, these products may establish a pricing and reimbursement precedent for our product candidates, if approved. The Centers for Medicare and Medicaid Services, or CMS, administers the Medicare and Medicaid programs, which are increasingly used as models for how private payors develop their coverage and reimbursement policies, but coverage and reimbursement for products can differ significantly from payor to payor. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for a fundamentally novel gene therapy product such as ours, or how the CMS’s decision will affect our ability to obtain coverage and adequate reimbursement from other third-party payors, if any of our product candidates receive FDA approval. Moreover, reimbursement agencies in the European Union may be more conservative than the CMS. For example, several cancer drugs have been approved for reimbursement in the United States but have not been approved for reimbursement in certain European Union Member States.

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

The raw materials required in our and our third-party vendor manufacturing processes are derived from biological sources. We cannot assure you that we or our third-party vendors have, or will be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines.

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

Additionally, the manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and other relevant regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Third-party manufacturers must demonstrate to the FDA that they can make the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any third-party manufacturer fails to comply with FDA or applicable non-U.S. regulatory requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.

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

For the treatment of Pompe disease, the current standard of care is enzyme replacement therapy (ERT) with recombinant GAA protein. Genzyme Corporation currently markets MYOZYME and LUMIZYME, which are ERTs for the treatment of Pompe disease. Multiple companies, including Genzyme Corporation, Amicus Therapeutics, Inc., Valerion Therapeutics, LLC and Oxyrane UK Limited are currently reported to be developing next generation ERT to treat Pompe disease. The furthest advanced of these is neoGAA from Genzyme Corporation. In addition, there are currently six companies researching alternative gene therapy approaches to treating Pompe disease, including Spark Therapeutics, Inc., AVROBIO, Inc., Lacerta Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Amicus Therapeutics, Inc., and Actus Therapeutics, Inc. Of these, only Actus Therapeutics, Inc. has reported the initiation of a Phase 1/2 human clinical trial.

For the treatment of Crigler-Najjar, the current standard of care is phototherapy, and upon disease progression, liver transplant. There are currently no products approved specifically for the treatment of Crigler-Najjar. Genethon, a French not-for-profit organization and member of the CureCN consortium, announced that it has initiated a clinical trial for its AAV-UGT1A1 gene therapy for the treatment of Crigler-Najjar Syndrome. CureCN recently established a collaboration with Selecta Biosciences, Inc. to evaluate their SVP-Rapamycin technology in combination with the aforementioned Crigler-Najjar AAV gene therapy. This combination product is expected to enter the clinic in the second half of 2019 with the goal of evaluating gene therapy re-dosing. LogicBio Therapeutics, Inc. is studying LB-301, an AAV vector designed to insert a functional copy of the UGT1A1 gene into the albumin locus by homologous recombination, in the liver.  LB-301 is currently in the discovery phase of development. Promethera has received orphan drug designation from the FDA and European Commission for the treatment of Crigler-Najjar Syndrome for HepaStem, a product that comprises heterologous human adult liver progenitor cells. Promethera previously completed a Phase 1/2 study that enrolled patients with Crigler-Najjar Syndrome or ornithine transcarbamylase deficiency. No further development in Crigler-Najjar Syndrome has been announced for HepaStem.

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

We have in the past, and may in the future, decide to collaborate with non-profit organizations, universities, and pharmaceutical and biotechnology companies for the development and potential commercialization of existing and new product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We have incurred net losses in each year since our inception. We incurred a net loss of $128.8 million and $90.2 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $319.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of our products. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development of our current and future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2018, our cash, cash equivalents, marketable securities and restricted cash were $418.1 million, which includes short-term investments of $270.0 million and restricted cash of $3.7 million.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. As of December 31, 2018, we had federal net operating loss carryforwards of $265.5 million, which begin to expire in 2033. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. The ICSM and Genethon patent families were filed only in the United States, and therefore these patent families will not provide patent protection outside the United States. While other patent families include foreign counterparts, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If any of our product candidates are approved by the FDA as a biological product under a BLA in the United States, we believe the product would qualify for a 12-year period of exclusivity. For example, if our AT132 product was approved by the FDA as a biological product under a BLA in 2020, we believe it would qualify for a 12-year period of exclusivity, which would expire in 2032, or two years before the Genethon patent family will expire in the United States absent patent term adjustment or patent term extension. Moreover, our exclusive licenses are subject to retained rights, which may adversely impact our competitive position. As a result, our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties, such as outside our field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

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

All of our current product candidates incorporate intellectual property licensed from or based upon licenses from third parties. If any of these license or sublicense agreements are terminated or interpreted to narrow our rights, our ability to advance our current product candidates or develop new product candidates based on these technologies will be materially adversely affected.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. For example, the ICSM and Genethon patent families were only filed in the United States, and therefore these patent families will not provide patent protection outside the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As our development, manufacturing and commercialization plans and strategies develop, and as we fully transition our operations to a mature public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical trials management. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

We are highly dependent on the expertise of Matthew Patterson, our Chief Executive Officer, Natalie Holles, our President and Chief Operating Officer, and our other executive officers, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements or employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

While our management has previously been, and will continue in the future to be, required to perform an evaluation of our internal control over financial reporting, our independent registered public accounting firm was not required to perform such an evaluation prior to the year ended December 31, 2018, which is the date we were no longer an emerging growth company. Accordingly, we are required to include in this Annual Report on Form 10-K for the year ended December 31, 2018 an attestation report on internal control over financial reporting issued by our independent registered accounting firm. We cannot assure you that we or our independent registered auditors will not in the future identify one or more material weaknesses in our internal control over financial reporting, which may have a negative impact on our ability to timely and accurately produce financial statements or which may negatively impact the confidence level of our stockholders and other market participants with respect to our ability to produce timely and accurate financial statements.

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

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to compliance initiatives, each of which may increase now that we are no longer an emerging growth company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect will increase with the loss of our status as an “emerging growth company.” In addition, the Sarbanes-Oxley Act of 2002 and rules implemented by the Securities and Exchange Commission and The Nasdaq Stock Market LLC, or Nasdaq, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Furthermore, as of December 31, 2018, we became a “large accelerated filer” and are required to file our annual report and quarterly reports more quickly than we previously had been required to file them, which may require us to dedicate additional resources to the timely filing of such reports.

Additionally, as we are no longer an emerging growth company, we need to comply with additional disclosure and reporting requirements, including accelerated filing deadlines and an attestation report on internal control over financial reporting as of December 31, 2018 issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our 2019 proxy statement and hold a nonbinding advisory vote on executive compensation at our 2019 annual meeting of stockholders.

Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly.

Future acquisitions or strategic alliances could disrupt our business and harm our financial condition and operating results.

We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, or a prolonged government shutdown, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California. We occupy 29,496 square feet of office space in this location under a lease that expires in June 2023. Additionally, we occupy 39,599 square feet of cGMP manufacturing space in South San Francisco, California, under a lease that expires in May 2027. We have the option to exercise two additional five-year terms for this manufacturing space at the end of the initial ten-year lease. We occupy 7,555 square feet of research and development office space in South San Francisco, California, under a lease that expires in May 2027. We occupy 38,292 square feet of research and development laboratory space in South San Francisco, California, under a lease that expires in January 2026. We have entered into a lease agreement for an additional 37,071 square feet of research and development office and warehouse space in South San Francisco, California, that commences in May 2019 and expires in April 2027.

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

Holders

As of February 25, 2019, there were 15 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between July 20, 2016 (the date of our initial public offering) and December 31, 2018, with the cumulative total return of (a) The Nasdaq Biotechnology Index, or ^NBI, and (b) The Nasdaq Composite Index, or ^IXIC, over the same period. This graph assumes the investment of $100 on July 20, 2016 in our common stock, The Nasdaq Biotechnology Index and The Nasdaq Composite Index and assumes the reinvestment of dividends, if any.

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

	July 20, 2016	December 31, 2016	December 31, 2017	December 31, 2018

Audentes Therapeutics, Inc.	$100.00	$120.75	$206.54	$140.91
NASDAQ Composite Index	$100.00	$106.37	$137.89	$133.98
NASDAQ Biotechnology Index	$100.00	$95.98	$116.75	$106.40

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by stockholders	4,835,901	(1)	$18.71	1,320,685	(3)
Equity compensation plans not approved by stockholders	58,300	(2)	$25.09	1,191,700	(4)
Total	4,894,201		$18.79	2,512,385
(1)

Of these shares, 1,415,540 were subject to options then outstanding under our 2012 Equity Incentive Plan and 3,420,361 were subject to options then outstanding under our 2016 Equity Incentive Plan (the 2016 Plan).

(2)	These 58,300 shares were subject to options then outstanding under our 2018 Equity Inducement Plan (the 2018 Plan).
(3)

Represents 1,320,685 shares of common stock available for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. The additional shares from the annual increases on January 1, 2019 are not included in the table above.

(4)	Represents 1,191,700 shares of common stock available for issuance under the 2018 Plan.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes and other financial information included in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2018, 2017, and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Research and development	$104,370	$75,902	$48,770	$20,235	$9,280
General and administrative	30,002	17,275	11,276	6,491	1,670
Loss from operations	(134,372)	(93,177)	(60,046)	(26,726)	(10,950)
Interest income	6,030	767	472	245	6
Other income (expense), net	(479)	(74)	(94)	23	125
Loss before income taxes	(128,821)	(92,484)	(59,668)	(26,458)	(10,819)
Income tax benefit	—	2,246	—	—	—
Net loss	$(128,821)	$(90,238)	$(59,668)	$(26,458)	$(10,819)
Basic and diluted net loss per common share	$(3.40)	$(3.40)	$(5.59)	$(23.03)	$(21.56)
Weighted-average basic and diluted common shares	37,839,855	26,578,162	10,673,559	1,148,827	501,707

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$144,349	$38,967	$36,359	$72,058	$45,599
Short-term investments	269,958	94,638	68,524	23,169	14,851
Property and equipment, net	32,099	24,372	18,936	2,968	264
Working capital	395,920	119,298	95,877	91,916	57,830
Total assets	472,555	178,662	142,057	117,469	63,009
Total liabilities	29,801	22,064	22,686	15,780	3,145
Stockholders' equity	442,754	156,598	119,371	101,689	59,864

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

Overview

We are a clinical stage biotechnology company focused on developing and commercializing gene therapy products for patients living with serious, life-threatening rare diseases caused by single gene defects. We believe that gene therapy has powerful potential to treat these diseases through delivery of a functional copy of the gene to affected cells, resulting in production of the normal protein. We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM, AT845 for the treatment of Pompe disease, AT342 for the treatment of Crigler-Najjar Syndrome, or Crigler-Najjar, and AT307 for the treatment of the CASQ2 subtype of Catecholaminergic Polymorphic Ventricular Tachycardia, or CASQ2-CPVT. We have ongoing Phase 1/2 clinical trials of AT132 for the treatment of XLMTM and AT342 for the treatment of Crigler-Najjar.  We have an active Investigational New Drug application, or IND, for AT307 for the treatment of CASQ2-CPVT, and we are conducting IND-enabling preclinical studies of AT845 for the treatment of Pompe disease, for which we plan to submit an IND in the third quarter of 2019.  We have a research initiative underway focused on the design and development of a novel AAV-based therapeutic for a rare neuromuscular disease with significant unmet medical need and meaningful commercial potential. We maintain full global rights to all of our product candidates.

We have developed a proprietary in-house cGMP manufacturing capability to produce our adeno-associated viral vector, or AAV, product candidates, providing us with a core strategic capability, and enabling superior control over development timelines, costs and intellectual property. Our manufacturing facility is located in South San Francisco and supports our process and analytical development, fill-finish, quality control testing and manufacturing operations in accordance with current Good Manufacturing Practices, or cGMP, requirements. We have designed and commissioned the facility to support the unique licensing requirements as promulgated by both the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, and we have initiated Biologic License Application, or BLA, readiness and validation activities for our XLMTM program. Operating at a 2x500 liter bioreactor scale, we believe our current manufacturing capacity is sufficient to meet the anticipated global commercial demands of our XLMTM and Crigler Najjar product candidates, and the development needs of our Pompe disease and CPVT programs. Additionally, we have the ability to add up to 5,000 liters of additional capacity within our existing lease footprint. We plan to continue investment in these capabilities to maintain our manufacturing leadership and enable the cost-effective production of high-quality AAV vectors to support our clinical development and commercialization activities.

Our vision is to become a global leader in AAV-based genetic medicine for rare diseases.  In pursuit of this goal, we are executing on our core strategic initiatives, which include the advancement of our current product candidates, the continued development of our proprietary in-house manufacturing capabilities, and the expansion of our pipeline with a focus on new product candidates designed to treat rare neuromuscular diseases with significant unmet medical need and meaningful commercial potential.  We have assembled a world-class team with expertise in gene therapy, rare disease drug development and commercialization, and biologics manufacturing.

Our mission is to bring innovative gene therapy products to patients living with serious, life-threatening rare diseases, and we believe our product candidates have the potential to provide long-lasting and transformative benefits to the patient communities we aim to serve.  We believe that the rarity and severity of the diseases we target may provide advantages for drug development, including the potential for expedited development and regulatory review, and market exclusivity.  For example, in our XLMTM program, AT132 has been granted Regenerative Medicine Advanced Therapy, or RMAT, Rare Pediatric Disease, Fast Track and Orphan Drug designations by the FDA, and Priority Medicines, or PRIME, and Orphan Drug designations by the EMA.

Our business model is to develop and commercialize a broad portfolio of gene therapy product candidates to treat rare diseases. We use a focused set of criteria to select product candidates that we believe have the best chance of success. These criteria include:

•serious, life-threatening rare diseases;

•monogenic diseases with well-understood biology;

•disease characteristics well-suited for treatment with AAV gene therapy technology;

•high potential for meaningful clinical benefit;

•compelling preclinical data;

•clear measures for evaluation in clinical trials;

•opportunities for expedited development through established regulatory pathways; and

•meaningful commercial potential.

We have built a compelling portfolio of gene therapy product candidates and intend to further expand our portfolio over time.

License Agreements

We have built our portfolio of product candidates in part by engaging in license and collaboration agreements as well as strategic transactions with third parties. In July 2013, we entered into a license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we obtained intellectual property rights related to AT132 and AT845. In January 2014, we entered into an agreement with Genethon pursuant to which we acquired intellectual property rights related to AT132 in exchange for the payment of certain development milestones and royalties on net sales. In August 2015, in connection with our acquisition of Cardiogen Sciences, Inc., or Cardiogen, we acquired a license agreement with Fondazione Salvatore Maugeri, or FSM, pursuant to which we obtained a license to FSM’s intellectual property rights related to AT307 and certain other products that we may develop related to the treatment of several additional inherited arrhythmias. That agreement was subsequently amended in May 2017 with FSM’s successor, Istituti Clinici Scientifici Maugeri S.p.A SB, or ICSM, providing us with rights to develop gene therapies in indications related to CPVT along with an option for development in additional cardiac indications. In November 2015, we entered into two additional license agreements with REGENXBIO, pursuant to which we obtained intellectual property rights related to AT307 and AT342. In May 2016, we entered into a license and collaboration agreement with The Trustees of the University of Pennsylvania, or the University of Pennsylvania, pursuant to which we obtained a license to develop and commercialize a gene therapy product for Crigler-Najjar.

Under these licensing, collaboration, and strategic arrangements for technologies that are incorporated into our product candidates, we are contractually committed to payments for licensing fees, services, and royalties, in addition to contingent payments upon achievement of certain development and commercialization milestones.

Financial Overview

Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $128.8 million, $90.2 million and $59.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $319.5 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock, through the issuance and sale of our common stock pursuant to public offerings. As of December 31, 2018, we had cash, cash equivalents, marketable securities and restricted cash of $418.1 million, which includes approximately $3.7 million of restricted cash.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
AT132 direct program costs	$20,546	$21,082	$15,190
AT342 direct program costs	4,601	6,884	7,416
AT845 direct program costs	10,317	959	2,168
AT307 direct program costs	710	3,531	374
Personnel, non-program, and unallocated program costs	68,196	43,446	23,622
Total research and development expenses	$104,370	$75,902	$48,770

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

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Operating expenses
Research and development	$104,370	$75,902	$28,468	38%
General and administrative	30,002	17,275	12,727	74%
Total operating expenses	134,372	93,177	41,195	44%
Loss from operations	(134,372)	(93,177)	(41,195)
Interest income, net	6,030	767	5,263	686%
Other expense, net	(479)	(74)	(405)	547%
Loss before income taxes	(128,821)	(92,484)	(36,337)	39%
Income tax benefit	—	2,246	(2,246)	-100%
Net loss	$(128,821)	$(90,238)	$(38,583)	43%

Research and Development

Research and development expenses increased by $28.5 million, or 38%, to $104.4 million for the year ended December 31, 2018. The increase was primarily the result of a $12.0 million increase in personnel costs and a $4.9 million increase for facilities and overhead related costs primarily due to increased headcount and investment in manufacturing, a $5.2 million increase for non-cash stock-based compensation expense due to increased headcount and increasing fair values for new stock option awards, a $2.4 million increase in manufacturing supplies expense, and a $3.8 million increase in other expenses related to expanded research and development and travel costs. Our AT342 and AT307 program expenses decreased by $2.3 million and $2.8 million, respectively for the year ended December 31, 2018 as we shifted more spending to our AT845 program in preparation for planned clinical studies.  Our AT845 program expenses increased by $9.4 million, as we increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for planned clinical studies.  We anticipate that research and development expenses in aggregate will continue to increase as we expand our operations and research and development activities.

General and Administrative

General and administrative expenses increased by $12.7 million, or 74%, to $30.0 million for the year ended December 31, 2018. The increase was primarily due to a $4.4 million increase in stock-based compensation expense due to increased headcount and increasing fair values for new stock option awards, a $3.5 million increase in personnel costs due to increased headcount, a $3.1 million increase in facilities-related costs to accommodate our growth in headcount and a $1.7 million increase in consulting and professional services costs. A substantial portion of the increase in general and administrative expense is due to our operations as a public company and our efforts to maintain public company regulatory compliance. We expect to continue to incur substantive costs related to our public company compliance requirements.

Interest Income

Interest income, net increased by $5.3 million, or 686%, to $6.0 million for the year ended December 31, 2018, due to interest income earned from the investment of a portion of our cash resources from our equity offerings into short duration, fixed-income securities.

Comparison of Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Operating expenses
Research and development	$75,902	$48,770	$27,132	56%
General and administrative	17,275	11,276	5,999	53%
Total operating expenses	93,177	60,046	33,131	55%
Loss from operations	(93,177)	(60,046)	(33,131)
Interest income, net	767	472	295	63%
Other (expense) income, net	(74)	(94)	20	-21%
Loss before income taxes	(92,484)	(59,668)	(32,816)	55%
Income tax benefit	2,246	—	2,246	100%
Net loss	$(90,238)	$(59,668)	$(30,570)	51%

Research and Development

Research and development expenses increased by $27.1 million, or 56%, to $75.9 million for the year ended December 31, 2017. The increase was primarily due to a $9.1 million increase in personnel costs due to increased headcount; a $5.9 million and $3.2 million increase in expenses related to our AT132 and AT307 programs, respectively, as we conducted additional preclinical studies, increased manufacturing of study materials and incurred consulting fees and clinical trial costs; a $2.7 million increase in other research and manufacturing expenses not related to specific programs, primarily for consulting and professional services; a $3.1 million increase for stock-based compensation expense due to increased headcount; and a $2.0 million increase for facility costs and depreciation expense, primarily due to increased headcount and investment in manufacturing. These increases were partially offset by a year-over-year reduction in expenses related to our AT342 and AT845 programs of $1.7 million.

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

Interest Income

Interest income, net increased by $0.3 million, or 63%, to $0.8 million for the year ended December 31, 2017, due to interest income earned from the investment of a portion of our cash resources from our equity offerings into short duration, fixed-income securities, partially offset by the amortization of deferred financing costs related to our debt financing facility as interest expense.

Income Tax Benefit

We recorded an income tax benefit of $2.2 million for the year ended December 31, 2017, as a result of the reduction in the corporate tax rate in the United States that was enacted in December 2017 and the partial reversal of a valuation allowance on our deferred taxes related to a portion of our existing deductible temporary differences that are scheduled to reverse in future periods and create net operating losses that will have an indefinite carryover life.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Our operations have been financed primarily by net proceeds from the sale and issuance of convertible preferred stock and common stock.

In August 2016, we completed our IPO pursuant to which we issued 5,675,000 shares of common stock (inclusive of 675,000 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $15.00 per share for aggregate cash proceeds of $75.2 million, net of underwriting discounts, commissions, and offering costs.

In April 2017, we completed an underwritten public follow-on offering pursuant to which we issued an aggregate of 5,955,151 shares of common stock (inclusive of 755,151 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $14.50 per share. The aggregate net proceeds received by us from the offering were $80.6 million, net of underwriting discounts, commissions and offering costs.

In August 2017, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. Pursuant to the registration statement, the Company entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $75.0 million.  During the year ended December 31, 2017, we sold 1,978,361 shares of common stock under the ATM for aggregate net proceeds of $39.1 million. In January 2018, we provided notice to Cowen of our decision to terminate the sales agreement and “at-the-market” equity offering program. The termination of the sales agreement and the “at-the-market” equity offering program was effective immediately.  We were not subject to any termination penalties related to the termination of the “at-the-market” program.  In January 2018, we completed an underwritten public offering under the shelf-registration statement pursuant to which we issued 6,612,500 shares of common stock (inclusive of 862,500 shares of common stock pursuant to the underwriters’ option to purchase additional shares) at a price of $35.00 per share. The aggregate net proceeds received by the Company were $217.2 million, net of underwriting discounts, commissions and offering costs.

In March 2018, we filed an automatic universal shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of an indeterminate amount of common stock, preferred stock, debt securities, warrants, and/or units. Our shelf registration statement on Form S-3 also includes a prospectus covering up to an aggregate of $150.0 million in shares of our common stock that we may issue and sell at market prices from time to time, through Cowen and Company, LLC, or Cowen, acting as our sales agent and/or principal, pursuant to the sales agreement that we entered into with Cowen in March 2018 for an “at-the-market” equity program, or ATM. During the year ended December 31, 2018, the Company sold 400,024 shares of common stock under the ATM for aggregate net proceeds of $14.6 million.  In October 2018, we completed an underwritten public follow-on offering under the shelf registration statement on Form S-3 pursuant to which we issued an aggregate of 5,980,000 shares of our common stock (inclusive of 780,000 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $29.00 per share for aggregate net proceeds of $162.6 million, net of underwriting discounts, commissions, and offering costs.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development and manufacturing activities. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

We will need to raise additional capital to fund our operations, which may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to raise capital, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute our business plans.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(107,978)	$(84,565)	$(48,926)
Cash used in investing activities	(185,048)	(33,436)	(62,048)
Cash provided by financing activities	398,462	120,553	75,365
Net increase in cash and cash equivalents	$105,436	$2,552	$(35,609)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2018 was $108.0 million. Our net loss was $128.8 million which included noncash charges of $18.5 million, consisting primarily of $16.5 million of stock-based compensation expense and $5.6 million of depreciation and amortization expense, partially offset by $1.9 million related to the accretion of discounts on marketable securities and a $2.3 million reduction in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of a $6.1 million increase in our accounts payable and accrued liabilities partially offset by a $2.2 million increase in prepaid expenses and other current assets, primarily associated with research and development activities. In addition, we deposited $3.3 million for a security deposit related to a new lease agreement.

Cash used in operating activities for the year ended December 31, 2017 was $84.5 million. Our net loss was $90.2 million which included noncash charges of $10.6 million, consisting primarily of $6.9 million of stock-based compensation expense, $3.4 million of depreciation and amortization expense, $2.2 million deferred income tax benefit, and a $0.3 million change in the fair value of our contingent acquisition consideration liability. The change in our net operating assets was primarily the result of a $2.7 million increase in prepaid expenses and other current assets and a $1.6 million decrease in our accrued liabilities, partially offset by a $0.7 million increase in our accounts payable, primarily associated with research and development expenses.

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

Cash Flows from Investing Activities

Cash used for investing activities was $185.0 million for the year ended December 31, 2018, primarily due to purchases of property and equipment of $11.6 million and purchases of marketable securities of $382.0 million, partially offset by the sale or maturity of marketable securities of $208.6 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $398.5 million. The inflow was related to net proceeds from two follow-on offerings aggregating $379.8 million, net proceeds from our ATM funding of $14.6 million and proceeds from the exercise of stock options and purchases of common stock through the employee stock purchase plan of $4.0 million.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Less than 1 year	2 years	3 years	4 years	5 years	More than 5 years	Total
	(in thousands)
Operating leases	$6,073	$6,692	$6,901	$7,130	$5,847	$13,024	$45,667
Total contractual obligations	$6,073	$6,692	$6,901	$7,130	$5,847	$13,024	$45,667

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

License and Collaboration Agreements

Under certain licensing arrangements for technologies incorporated into our product candidates, we are contractually committed to payments for licensing fees and royalties, as well as contingent payments if certain milestones are achieved. We have not included any contingent payment obligations, such as milestones or royalties, in the contractual obligations table above as the amount, timing and likelihood of such payments were not known as of December 31, 2018. For further information about our license and collaboration agreements, see the section entitled “Business—License and Collaboration Agreements.”

Other Contracts

We entered into a cloud-services agreement for a five-year term beginning October 2018 with future minimum payments aggregating $1.1 million.

We also enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Accounting Pronouncements Adopted in 2018

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. It also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. We adopted this standard on January 1, 2018. The adoption of this pronouncement will affect our presentation of the payment of the contingent consideration on our consolidated statements of cash flows when it is made.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under ASU 2016-18, the statement of cash flows will show the changes in the total cash, cash equivalents and amounts generally described as restricted cash. As a result, entities no longer have to determine how to classify transfers to or from restricted cash within the statement of cash flows. An entity is required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to amounts in the balance sheet and disclose the nature of any restriction on its cash, cash equivalents or amounts generally described as restricted cash. We adopted this standard on January 1, 2018. As a result of adopting ASU 2016-18, we include our restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities in the consolidated statements of cash flows for all the presented periods.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which is intended to clarify and reduce the diversity in practice and cost and complexity when applying the modification guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. We adopted this standard on January 1, 2018. The adoption of this new standard did not have an impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. This pronouncement will become effective for us beginning January 1, 2019. It is our expectation that adoption of this pronouncement will not have a material impact to our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, with the exception of leases with terms of 12 months or less at the commencement date, lessees will be required to recognize a lease liability with a corresponding right-of-use, or ROU, asset. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect to adopt the standard on its effective date and as such we expect to adopt the new standard beginning January 1, 2019.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Under ASU 2018-11, entities have the option of initially applying Topic 842 at the adoption date, rather than at the beginning of the earliest comparative period presented and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption, while continuing to present all prior periods under previous lease accounting guidance. We have elected this transition method and used January 1, 2019 as the date of initial application.

The new standard provides a number of optional practical expedients in transition. We have elected the package of practical expedients to not reassess prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. We have also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. The new standard also provides practical expedients for ongoing lease accounting. We have elected the recognition exemption for short-term leases for all leases that qualify. Under this exemption, we will not recognize right-of-use, or ROU, assets or lease liabilities for those leases that qualify as a short-term lease (leases with lease terms of 12 months or less), which includes not recognizing ROU assets or lease liabilities for existing short-term leases in transition. We have also elected the practical expedient to not separate lease and non-lease components for all leases.

We expect that this standard will have a material effect on our consolidated financial statements. While we continue to assess all of the effects of adoption, the most significant effects will primarily relate to (a) the recognition of ROU assets on the balance sheet ranging from $20.0 to $24.0 million and lease liabilities on the balance sheet ranging from $26.0 to $30.0 million in relation to existing operating lease agreements; and (b) providing significant new disclosures about leasing activities.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.  The ASU clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement issued in April 2015.  Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. The updated standard is effective in fiscal years beginning after December 15, 2019 for public companies.  Companies have the option to choose between a prospective and retrospective transition approach. It is our expectation that adoption of the updated standard will not have a material impact to our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $414.3 million and $113.6 million as of December 31, 2018 and 2017, respectively, which consisted of bank deposits, money market funds and marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of December 31, 2018 and 2017.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We, along with our investment advisors, actively review current investment ratings, company specific events, and general economic conditions in managing our investments.

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of December 31, 2018, a hypothetical 100 basis point increase in interest rate would result in a $1.8 million decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – 2013 Integrated Framework.  Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Audentes Therapeutics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Audentes Therapeutics, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board United States (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes collectively, the consolidated financial statements, and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/KPMG LLP

San Francisco, California

March 1, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days of December 31, 2018 and is incorporated by reference into this Annual Report on Form 10-K.

We have adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Conduct and Ethics is posted on our website at www.audentestx.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11. Executive Compensation.

The information required by this Item is set forth in our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days of December 31, 2018 and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days of December 31, 2018 and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days of December 31, 2018 and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days of December 31, 2018 and is incorporated by reference into this Annual Report on Form 10-K.

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

(3)	Exhibits.

		Incorporated by reference
Exhibit						Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation.	S-1	333-208842	3.2	July 11, 2016
3.2	Amended and Restated Bylaws.	S-1	333-208842	3.4	July 11, 2016
4.1	Form of Common Stock Certificate.	S-1	333-208842	4.1	March 9, 2016
4.2	Amended and Restated Investors’ Rights Agreement, dated October 8, 2015, by and among the Registrant and certain of its stockholders.	S-1	333-208842	4.2	January 4, 2016
4.3	Warrant Agreement with Hercules Technology III, L.P. dated March 7, 2017.	10-K	001-37833	4.3	March 13, 2017
10.1#	Form of Indemnity Agreement.	S-1	333-208842	10.1	July 11, 2016
10.2#	2012 Equity Incentive Plan and forms of award agreements.	S-1	333-208842	10.2	January 4, 2016
10.3#	2016 Equity Incentive Plan and forms of award agreements.	S-1	333-208842	10.3	July 11, 2016
10.4#	2016 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-208842	10.4	July 11, 2016
10.5a#	2018 Equity Inducement Plan and forms of award agreements.	S-8	333-228208	99.2	November 6, 2018
10.5b#	Form of Restricted Stock Unit Award Agreement for 2018 Equity Inducement Plan.					X
10.6#	Form of Executive Employment Agreement.	10-K	001-37833	10.5	March 9, 2018
10.7#	Executive Employment Agreement, effective September 19, 2018, by and between the Registrant and Natalie Holles.	10-Q	001-37833	10.3	November 7, 2018
10.8	Sublease, dated April 21, 2016, by and between the Registrant and Solazyme, Inc.	S-1	333-208842	10.9	June 16, 2016
10.9	Lease, dated July 12, 2017, by and between the Registrant and Britannia Gateway II Limited Partnership.	10-Q	001-37833	10.1	August 10, 2017
10.10	Net Commercial Lease, effective June 1, 2017, by and between the Registrant and JCN Partners.	10-K	001-37833	10.11	March 13, 2017

		Incorporated by reference
Exhibit						Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
10.11	Net Commercial Lease, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.	10-K	001-37833	10.12	March 13, 2017
10.12	First Amendment to Lease Agreement, effective May 1, 2017, by and between the Registrant and 546 Eccles Avenue, a California Limited Partnership.	10-K	001-37833	10.13	March 13, 2017
10.13	Net Commercial Lease, dated August 15, 2018, by and between the Registrant and JCN Partners.	10-Q	001-37833	10.1	November 7, 2018
10.14	First Amendment dated September 30, 2018, to Net Commercial Lease, effective June 1, 2017, by and between the Registrant and JCN Partners.	10-Q	001-37833	10.2	November 7, 2018
10.15	Office Lease, dated September 21, 2015, by and between the Registrant and MEPT 600 California Street LLC.	S-1	333-208842	10.11	January 4, 2016
10.16	First Amendment to Office Lease, dated November 22, 2016, by and between the Registrant and MEPT 600 California Street LLC.	10-K	001-37833	10.15	March 13, 2017
10.17†	Collaborative Development Agreement, dated January 24, 2014, by and between the Registrant and Genethon, a French not-for-profit organization.	S-1	333-208842	10.12	January 4, 2016
10.18†	License Agreement, dated September 26, 2014, by and between Cardiogen Sciences, Inc. and Fondazione Salvatore Maugeri.	S-1	333-208842	10.13	January 4, 2016
10.19†	License Agreement, dated July 9, 2013, by and between the Registrant and ReGenX Biosciences, LLC.	S-1	333-208842	10.15	January 4, 2016
10.20†	License Agreement, dated November 3, 2015, by and between the Registrant and REGENXBIO Inc. (relating to CPVT).	S-1	333-208842	10.16	January 4, 2016
10.21††	First Amendment to License Agreement, dated November 3, 2017, by and between the Registrant and REGENXBIO Inc. (relating to CPVT).	10-K	001-37833	10.18	March 9, 2018
10.22†	License Agreement, dated November 3, 2015, by and between the Registrant and REGENXBIO Inc. (relating to Crigler-Najjar).	S-1	333-208842	10.17	January 4, 2016
10.23†	Exclusive License and Collaboration Agreement, dated May 3, 2016, by and between the Registrant and The Trustees of the University of Pennsylvania.	S-1	333-208842	10.18	June 16, 2016

		Incorporated by reference
Exhibit						Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
10.24††	First Amendment to Exclusive License and Collaboration Agreement, dated December 21, 2016, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-K	001-37833	10.24	March 13, 2017
10.25††	Second Amendment to Exclusive License and Collaboration Agreement, dated March 21, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.	8-K	001-37833	10.01	April 3, 2017
10.26††	Third Amendment to Exclusive License and Collaboration Agreement, effective July 14, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-Q	001-37833	10.3	August 10, 2017
10.27††	Fourth Amendment to Exclusive License and Collaboration Agreement, effective December 20, 2017, by and between the Registrant and The Trustees of the University of Pennsylvania.	10-K	001-37833	10.24	March 9, 2018
10.28††	Amended and Restated License Agreement, dated May 4, 2017, by and between the Registrant and Istituti Clinici Scientifici Maugeria S.p.A. SB (assignee of Fondazione Salvatore Maugeri).	10-Q	001-37833	10.2	August 10, 2017
21.1	Subsidiary of the Registrant.	S-1	333-208842	21.1	January 4, 2016
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney. (See signature page hereto.)					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by reference
Exhibit						Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Management contract or compensatory plan or arrangement.
†	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to confidential treatment granted under Rule 406 promulgated under the Securities Act.
††	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to a confidential treatment granted under Rule 24b-2 promulgated under the Exchange Act.
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

Audentes Therapeutics, Inc.

Date: March 1, 2019	By:	/s/ Matthew R. Patterson
Matthew R. Patterson
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

Name	Title	Date

/s/ Matthew R. Patterson	Chief Executive Officer and Chairman	March 1, 2019
Matthew R. Patterson	(Principal Executive Officer)

/s/ Tom Soloway	Executive Vice President and Chief Financial Officer	March 1, 2019
Tom Soloway	(Principal Financial and Accounting Officer)

/s/ Mark Goldberg	Director	March 1, 2019
Mark Goldberg

/s/ Jennifer Jarrett	Director	March 1, 2019
Jennifer Jarrett

/s/ Louis Lange	Director	March 1, 2019
Louis Lange

/s/ Scott Morrison	Director	March 1, 2019
Scott Morrison

/s/ Thomas Schuetz	Director	March 1, 2019
Thomas Schuetz

/s/ Julie Smith	Director	March 1, 2019
Julie Smith

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Audentes Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Audentes Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board United States (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/KPMG LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

March 1, 2019

AUDENTES THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$144,349	$38,967
Short-term investments	269,958	94,638
Restricted cash	—	90
Prepaid expenses and other current assets	5,465	3,315
Total current assets	419,772	137,010
Restricted cash - long-term	3,748	3,604
Property and equipment, net	32,099	24,372
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	5,305	2,045
Total assets	$472,555	$178,662
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,123	$3,853
Accrued liabilities	12,928	8,832
Contingent acquisition consideration payable	2,345	4,643
Deferred rent	456	384
Total current liabilities	23,852	17,712
Deferred rent and asset retirement obligation - long-term	4,935	3,278
Deferred tax liability, net	1,014	1,014
Other long-term liabilities	—	60
Total liabilities	29,801	22,064
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of December 31, 2018 and 2017; 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of December 31, 2018 and 2017; 43,546,786 and 29,901,368 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	762,284	347,327
Accumulated deficit	(319,470)	(190,649)
Accumulated other comprehensive loss	(60)	(80)
Total stockholders' equity	442,754	156,598
Total liabilities and stockholders' equity	$472,555	$178,662

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$104,370	$75,902	$48,770
General and administrative	30,002	17,275	11,276
Total operating expenses	134,372	93,177	60,046
Loss from operations	(134,372)	(93,177)	(60,046)
Interest income, net	6,030	767	472
Other expense, net	(479)	(74)	(94)
Loss before income taxes	(128,821)	(92,484)	(59,668)
Income tax benefit	—	2,246	—
Net loss	(128,821)	(90,238)	(59,668)
Unrealized losses on short-term investments	(60)	(51)	(19)
Comprehensive loss	$(128,881)	$(90,289)	$(59,687)
Net loss per share, basic and diluted	$(3.40)	$(3.40)	$(5.59)
Weighted-average number of shares used in computing net loss per share, basic and diluted	37,839,855	26,578,162	10,673,559

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2015	13,820,301	$135,750	2,106,152	$—	$6,692	$(40,743)	$(10)	$101,689
Exercise of stock options	—	—	129,806	—	157	—	—	157
Stock-based compensation expense	—	—	—	—	2,004	—	—	2,004
Preferred stock conversion to common stock	(13,820,301)	(135,750)	13,820,301	—	135,750	—	—	—
Initial public offering, net of $9,918 in issuance costs	—	—	5,675,000	—	75,208	—	—	75,208
Net loss	—	—	—	—	—	(59,668)	—	(59,668)
Unrealized loss on short-term investments, net	—	—	—	—	—	—	(19)	(19)
Balance at December 31, 2016	—	—	21,731,259	—	219,811	(100,411)	(29)	119,371
Exercise of stock options	—	—	236,597	—	828	—	—	828
Stock-based compensation expense	—	—	—	—	6,880	—	—	6,880
Issuance of common stock warrant	—	—	—	—	83	—	—	83
Issuance of common stock, net of $6,074 in issuance costs	—	—	7,933,512	—	119,725	—	—	119,725
Net loss	—	—	—	—	—	(90,238)	—	(90,238)
Unrealized loss on short-term investments, net	—	—	—	—	—	—	(51)	(51)
Balance at December 31, 2017	—	—	29,901,368	—	347,327	(190,649)	(80)	156,598
Exercise of stock options and common stock warrant and purchases through employee stock purchase plan	—	—	652,894	—	4,049	—	—	4,049
Stock-based compensation expense	—	—	—	—	16,495	—	—	16,495
Issuance of common stock, net of $25,340 in issuance costs	—	—	12,992,524	—	394,413	—	—	394,413
Net loss	—	—	—	—	—	(128,821)	—	(128,821)
Unrealized gain on short-term investments, net	—	—	—	—	—	—	20	20
Balance at December 31, 2018	—	$—	43,546,786	$—	$762,284	$(319,470)	$(60)	$442,754

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(128,821)	$(90,238)	$(59,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,595	3,398	1,630
Stock-based compensation	16,495	6,880	2,004
Deferred income taxes	—	(2,246)	—
(Accretion of discount) amortization of premium on investments	(1,861)	(350)	51
Accretion of asset retirement obligation	50	34	106
Change in fair value of contingent acquisition consideration payable	(2,298)	263	102
Other	555	337	71
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,150)	(675)	1,085
Other assets	(3,260)	(2,012)	27
Accounts payable	4,081	686	(671)
Accrued liabilities	2,017	(1,579)	4,815
Deferred rent	1,619	937	1,522
Net cash used in operating activities	(107,978)	(84,565)	(48,926)
Cash flows from investing activities:
Purchases of property and equipment	(11,609)	(7,551)	(16,651)
Proceeds from sales of property and equipment	—	—	16
Proceeds from sales and maturities of marketable securities	208,586	126,828	58,624
Purchases of marketable securities	(382,025)	(152,713)	(104,037)
Net cash used in investing activities	(185,048)	(33,436)	(62,048)
Cash flows from financing activities:
Proceeds from exercise of stock options and purchases of common stock under employee stock purchase plan	4,049	828	157
Proceeds from issuance of common stock, net of offering costs	394,413	119,725	75,208
Net cash provided by financing activities	398,462	120,553	75,365
Net increase (decrease) in cash, cash equivalents and restricted cash	105,436	2,552	(35,609)
Cash, cash equivalents and restricted cash at beginning of period	42,661	40,109	75,718
Cash, cash equivalents and restricted cash at end of period	$148,097	$42,661	$40,109

Noncash investing and financing activities:
Change in accounts payable, accrued liabilities and facility lease obligations related to property and equipment purchases	$2,407	$1,239	$927
Issuance of common stock warrant related to debt financing facility	$—	$83	$—
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$—	$—	$135,750
Deferred financing costs for public offerings	$136	$—	$2,333

See accompanying notes to the consolidated financial statements.

AUDENTES THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Description

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

Initial Public Offering

In July 2016, the Company’s Registration Statement on Form S-1 (File No. 333-208842) relating to the initial public offering, or IPO, of its common stock was declared effective by the Securities and Exchange Commission, or SEC. Pursuant to such Registration Statement, the Company sold an aggregate of 5,675,000 shares of its common stock (inclusive of 675,000 shares pursuant to the underwriters’ option to purchase additional shares) at a price of $15.00 per share for aggregate cash proceeds of $75.2 million, net of underwriting discounts, commissions, and offering costs.  Immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 13,820,301 shares of common stock.

Equity Offerings

In April 2017, the Company completed an underwritten follow-on public offering of 5,200,000 shares of common stock. As part of the offering, on April 27, 2017, the Company issued an additional 755,151 shares of common stock representing the underwriters’ exercise of a majority of their option to purchase additional shares. All shares were offered by the Company at a price to the public of $14.50 per share. The aggregate net proceeds received by the Company were $80.6 million, net of underwriting discounts, commissions and offering costs.

In January 2018, the Company completed an underwritten public offering of 6,612,500 shares of common stock (inclusive of 862,500 shares of common stock pursuant to the underwriters’ option to purchase additional shares) at a price of $35.00 per share. The aggregate net proceeds received by the Company were $217.2 million, net of underwriting discounts, commissions and offering costs.

In October 2018, the Company completed an underwritten public offering of 5,980,000 shares of common stock (inclusive of 780,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares exercised on November 2, 2018) at a price of $29.00 per share. The aggregate net proceeds received by the Company were $162.6 million, net of underwriting discounts, commissions and offering costs.

Common Stock Sales Agreement

In March 2018, the Company filed an automatic universal shelf registration statement. Pursuant to the registration statement, the Company entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million. Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cowen will use its commercially reasonable efforts to sell the shares from time to time, based upon the Company’s instructions. Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Stock Market or any other existing trading market for the common stock, at market prices or as otherwise agreed with Cowen. Under the sales agreement, Cowen will be entitled to a commission of up to 3.0% of the gross proceeds per share sold. The Company has no obligation to sell any shares under the sales agreement and may, at any time, suspend offers under the sales agreement or terminate the sales agreement by giving written notice as specified in the sales agreement.

During the year ended December 31, 2018, the Company sold 400,024 shares of common stock under the ATM for aggregate net proceeds of $14.6 million. During the year ended December 31, 2017, we sold 1,978,361 shares of common stock under the ATM for aggregate net proceeds of $39.1 million.

Need for Additional Capital

The Company has incurred net losses from operations since inception and as of December 31, 2018 had an accumulated deficit of $319.5 million. The Company expects that its development activities will continue to generate operating losses over the next several years.

Liquidity

As of December 31, 2018, the Company had approximately $418.1 million of cash, cash equivalents and investments, consisting of $144.3 million of cash and cash equivalents, $270.0 million of short-term investments and $3.7 million of long-term restricted cash. The Company believes that its balance of cash, cash equivalents and investments as of December 31, 2018 is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional capital through the issuance of additional equity and potentially through strategic alliances with partner companies. If financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. However, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Financial Instruments

Cash and cash equivalents: Cash and cash equivalents consist of bank deposits, money market funds and commercial money market instruments with original maturities of three months or less used for operational purposes. Cash equivalents are recorded at fair value due to their nature.

Restricted Cash: Restricted cash consists of cash pledged as security for letters of credit to secure our obligations under our corporate office and laboratory facility lease agreements. We are required to maintain the restricted cash balance for the duration of the lease agreements, which amount is subject to reduction starting in June 2022, if certain conditions are met.  See Note 10 for further discussion on our leases.

Short-term and long-term investments: Short-term investments consist of debt securities with original maturities of 12 months or less and greater than three months. Long-term consist of securities with maturities greater than 12 months. Short-term and long-term investments are classified as available-for-sale investments and are recognized at fair value. The Company regularly reviews and evaluates whether declines in the fair value of its investments below their costs are other-than-temporary. The evaluation includes consideration of the cause of the impairment, including the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. If the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, the Company would reduce the carrying value of the security it holds and records a loss for the amount of such decline. The Company has not recorded any realized losses or declines in value judged to be other-than-temporary on its investments. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. The amortization of premiums and discounts on the investments and realized gains and losses on the investments are included in other income, net on the statements of operations and comprehensive loss. The Company uses the specific-identification method to determine cost in calculating realized gains and losses upon sale of its investments.

Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, other receivables as included in other assets, current, restricted cash, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company’s cash and cash equivalents are held by a small number of financial institutions in the United States, and accordingly, we believe that minimal credit risk exists with respect to these financial institutions. Amounts on deposit exceed federally insured limits.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

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

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of preclinical studies and clinical trial activities based upon the estimated amount of services provided, pursuant to contracts with research institutions and contract research organizations, or CROs that conduct and manage preclinical studies and clinical trials on the Company’s behalf. Furthermore, the Company accrues expenses related to clinical trials based on the level of patient activity according to the related clinical trial agreements. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If the Company does not identify costs that it has begun to incur or if the Company underestimates or overestimates the level of services performed or the costs of these services, the actual expenses could differ from the Company’s estimate. To date, the Company has not experienced significant changes in its estimates of preclinical studies and clinical trial accruals.

Research and Development Costs

Research and development expenses consist of costs the Company incurs for its own sponsored research and development activities and manufacturing of clinical drug supplies. Research and development costs are expensed as incurred and consist primarily of personnel costs, including associated stock-based compensation, consultant expense, laboratory supplies, allocated facility and other costs, fees paid to third parties to conduct research and development activities on the Company’s behalf and expenses incurred in connection with license agreements.

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

Under the terms of its sublease for manufacturing facilities, the Company assumed a restoration obligation from the previous tenant, which carried over when the Company signed a lease directly with the landlord, for which the liability is being accreted to rent expense through the end of the direct lease term of May 2027. In addition, the Company received approximately $0.2 million of laboratory equipment for de minimis consideration. This amount was recorded in property and equipment and began being depreciated when placed in service. The related liability was amortized over the sublease term through May 2017 as a reduction to rent expense. The Company added further restoration obligations as a result of adding leasehold improvements to this same facility.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation, for employee awards based on fair value as of the grant date using the Black-Scholes option pricing model. Stock-based compensation is recognized as expense on a straight line-basis over the requisite service period (generally the vesting period). Because stock-based compensation is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

For stock options issued to non-employees, the Company revalues the unearned portion of the stock-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the remaining period the related services are rendered.

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

Accounting Pronouncements Adopted in 2018

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, which clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. It also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. The Company adopted this standard on January 1, 2018. The adoption of this pronouncement will affect the Company’s presentation of the payment of the contingent consideration on its consolidated statement of cash flows when it is made.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under ASU 2016-18, the statement of cash flows will show the changes in the total cash, cash equivalents and amounts generally described as restricted cash. As a result, entities no longer have to determine how to classify transfers to or from restricted cash within the statement of cash flows. An entity is required to reconcile the total cash, cash equivalents and amounts generally described as restricted cash on the statement of cash flows to amounts in the balance sheet and disclose the nature of any restriction on its cash, cash equivalents or amounts generally described as restricted cash. The Company adopted this standard on January 1 2018. As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities in the statements of cash flows for all the presented periods.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which is intended to clarify and reduce the diversity in practice and cost and complexity when applying the modification guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company adopted this new standard on January 1, 2018. The adoption of this new standard did not have an impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. This pronouncement will become effective for the Company beginning January 1, 2019. It is the Company’s expectation that adoption of this pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, with the exception of leases with terms of 12 months or less at the commencement date, lessees will be required to recognize a lease liability with a corresponding right-of-use, or ROU, asset. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This pronouncement will become effective for the Company beginning January 1, 2019.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Under ASU 2018-11, entities have the option of initially applying Topic 842 at the adoption date, rather than at the beginning of the earliest comparative period presented and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company has elected this transition method and used January 1, 2019 as the date of initial application.

The new standard provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients to not reassess prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. The Company has also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. The new standard also provides practical expedients for ongoing lease accounting. The Company has elected the recognition exemption for short-term leases for all leases that qualify. Under this exemption, the Company will not recognize ROU assets or lease liabilities for those leases that qualify as a short-term lease (leases with lease terms of 12 months or less), which includes not recognizing ROU assets or lease liabilities for existing short-term leases in transition. The Company also has elected the practical expedient to not separate lease and non-lease components for all leases.

The Company expects that this standard will have a material effect on the financial statements. While it continues to assess all of the effects of adoption, the most significant effects will primarily relate to (a) the recognition of ROU assets on the balance sheet ranging from $20.0 to $24.0 million and lease liabilities on the balance sheet ranging from $26.0 to $30.0 million in relation to existing operating lease agreements; and (b) providing significant new disclosures about leasing activities.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The ASU clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement issued in April 2015.  Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. The updated standard is effective in fiscal years beginning after December 15, 2019 for public companies. Companies have the option to choose between a prospective and retrospective transition approach. It is the Company’s expectation that adoption of the updated standard will not have a material impact to its consolidated financial statements and related disclosures.

Note 3. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The fair value and amortized cost of short-term investments by major security type as of December 31, 2018 and 2017 are presented in the tables that follow:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$33,399	$—	$—	$33,399
Commercial paper	144,578	—	—	144,578
Corporate securities	82,670	8	(39)	82,639
U.S. treasury bills	60,573	—	(8)	60,565
U.S. government agency securities	15,219	—	-	15,219
U.S. agency bonds	51,411	—	(22)	51,389
U.S. agency discount securities	18,716	—	—	18,716
Total available-for-sale securities	$406,566	$8	$(69)	$406,505

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$16,075	$—	$—	$16,075
Commercial paper	46,423	—	—	46,423
Corporate securities	23,812	—	(40)	23,772
U.S. treasury bills	17,875	—	(24)	17,851
U.S. government agency securities	14,479	—	(16)	14,463
Total available-for-sale securities	$118,664	$-	$(80)	$118,584

The following table summarizes the classification of the available-for-sale securities on the Company’s consolidated balance sheets:

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$136,547	$23,946
Short-term investments	269,958	94,638
	$406,505	$118,584

The Company determined that the gross unrealized losses of $0.1 million on its short-term investments as of December 31, 2018 were temporary in nature and related primarily to interest rate shifts rather than significant changes in the underlying credit quality of the securities that the Company holds. The Company currently does not intend to sell these securities prior to maturity and does not consider these securities to be other-than-temporary impaired at December 31, 2018. Realized gains and losses on the sale of marketable securities during the years ended December 31, 2018 and 2017 were not material.

Note 4. Fair Value Measurements

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

Assets Measured at Fair Value

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	December 31, 2018
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$33,399	$33,399	$—	$—
Commercial paper	144,578	—	144,578	—
Corporate securities	82,639	—	82,639	—
U.S. treasury bills	60,565	—	60,565	—
U.S. government agency securities	15,219	—	15,219	—
U.S. agency bonds	51,389	—	51,389	—
U.S. agency discount securities	18,716	—	18,716	—
Total financial assets	$406,505	$33,399	$373,106	$—

	December 31, 2017
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$16,075	$16,075	$—	$—
Commercial paper	46,423	—	46,423	—
Corporate securities	23,772	—	23,772	—
Agency discount instruments	17,851	—	17,851	—
U.S. government agency securities	14,463	—	14,463	—
Total financial assets	$118,584	$16,075	$102,509	$—

The Company estimates the fair values of its investments in corporate debt securities, government and government related securities by taking into consideration valuations obtained from third-party pricing services. The fair value of the Company’s marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At December 31, 2018, the weighted average remaining contractual maturities of the Company’s Level 2 investments was 4.07 months and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s, S&P and Fitch. There were no transfers between Level 1 and Level 2 during the periods presented.

The total financial assets listed above do not included cash held in our primary operating bank accounts of $7.8 million and $15.0 million as of December 31, 2018 and 2017, respectively.

Liabilities Measured at Fair Value

The Company’s contingent acquisition consideration payable, resulting from the acquisition of Cardiogen Sciences, Inc., or Cardiogen, in August 2015, is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probability of occurrence, the estimated timing of when the milestone may be attained and assumed discount period and discount rate, which are Level 3 inputs. Changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions are recorded in research and development expense in the consolidated statement of operations and comprehensive loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probability of occurrence. The Company revised its estimated probability and the timing for triggering a milestone payment pursuant to the Cardiogen acquisition agreement in the first and second quarter of 2018, respectively that resulted in a $2.3 million decrease to the estimated fair value of the contingent liability and a corresponding $2.3 million reduction of research and development expenses. The change in estimate was attributable to the Company’s assessment of various factors related to the CPVT program, including an evaluation of ongoing patient identification efforts, and how those efforts may affect the timing and decisions regarding resource allocation among the Company’s various product development candidates

The following is a summary of the contingent acquisition consideration payable, recorded as a non-current liability in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2017	$4,643
Change in fair value of contingent acquisition consideration payable	(2,298)
Balance, December 31, 2018	$2,345

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consist of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Furniture and office equipment	$1,898	$1,049
Computer equipment	1,019	160
Software	513	305
Leasehold improvements	19,607	13,368
Laboratory equipment	9,570	5,698
Manufacturing equipment	6,619	5,996
Construction in progress and deposits on equipment	3,320	2,899
Total property and equipment	42,546	29,475
Less accumulated depreciation and amortization	(10,447)	(5,103)
Property and equipment, net	$32,099	$24,372

The Company entered into lease agreements with respect to its corporate office and laboratory facilities. During the years ended December 31, 2018 and 2017, the Company made $7.1 million and $1.8 million of leasehold improvements in connection with the lease agreements. The Company received lease incentives of $1.5 million and $1.2 million from its landlords for a portion of the costs of these leasehold improvements during the years ended December 31, 2018 and 2017, respectively.  Property and equipment depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $5.6 million, $3.4 million, and $1.6 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Accrued payroll and related expenses	$8,581	$5,460
Accrued research and development expenses	3,317	2,590
Accrued construction in progress	71	540
Accrued professional services	783	162
Other	176	80
Total accrued liabilities	$12,928	$8,832

Facility Lease Obligations

Long-term facility lease obligations consist of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Deferred rent	$4,720	$2,535
Asset retirement obligation	215	743
	$4,935	$3,278

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

As of December 31, 2018, the Company has not developed a commercial product using the licensed technologies from any of the REGENXBIO license agreements.  Milestone payments made under these agreements are as follows: (i) $0.3 million a result of the first dosing of a human patient in a clinical trial for AT132 during 2017 and (ii) $0.4 million following first dosing of a human patient in a clinical trial for AT342 during 2018.

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

As of December 31, 2018, the Company has not developed a commercial product using the licensed technologies.

ICSM License Agreement

During the second quarter of 2017, the Company amended and restated its license agreement with Istituti Clinici Scientifici Maugeri S.p.A. SB, or ICSM, the successor to Fondazione Salvatore Maugeri, or FSM. The amended and restated agreement is effective as of September 26, 2014, the date of the original license agreement. The Company had acquired the original license agreement through its acquisition of Cardiogen in 2015.

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

As of December 31, 2018, the Company has not developed a commercial product using the licensed technologies.

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

As consideration for the licensed rights, the Company paid the University of Pennsylvania an upfront fee of $0.5 million, as well as $4.5 million for certain preclinical development activities. The Company is obligated to pay the University of Pennsylvania (i) up to an aggregate of $6.0 million for preclinical development activities agreed upon by both parties, of which $6.0 million had been paid as of December 31, 2018, subject to adjustment based on the work plan; (ii) up to an aggregate of $13.7 million in development, regulatory and net sales milestone payments for the first licensed product; (iii) low to mid-single-digit royalty percentages on tiered annual net sales of the licensed products sold by the Company, its affiliates or sublicensees and (iv) mid-single-digit to low double-digit percentages of any sublicense fees received by it from third parties for the grant of sublicenses to any licensed patent rights.

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

As of December 31, 2018, the Company has not developed a commercial product using the licensed technologies. During the year ended December 31, 2016, the Company made a $0.7 million milestone payment to the university as a result of the Company’s filing an IND for AT342.

Other Agreements

During the first quarter of 2017, the Company entered into a services and collaboration agreement with the Clinic for Special Children, or CSC, related to the Company’s AT342 development program. Pursuant to the agreement, the Company pays a specified minimum annual fee to CSC ranging from $0.1 million to $0.4 million each year that the program remains under development.  These annual fees are in addition to payments for services provided by the CSC.  Following commercialization of AT342, the Company is obligated to pay the CSC a 1% royalty based on net sales, subject to a contractual minimum payment of $0.2 million during the first three years of commercialization. The agreement has a term of ten years and expires in February 2027.  In connection with the agreement, the Company incurred $0.1 million and $0.2 million, respectively, in contracted research expense during the years ended December 31, 2017 and 2018.  As of December 31, 2018, the Company is obligated to pay CSC up to $2.8 million in additional payments for access to information and advice from CSC with respect to the treatment and management of patients with Crigler-Najjar syndrome over the remaining term of the agreement.  No commercial product has been developed under the agreement to date.

During the third quarter of 2016, the Company entered into an exclusive intellectual property license agreement with St. Jude’s Children’s Research Hospital (“SJCRH”) to develop and commercialize products applicable to all therapeutics fields of use. Pursuant to the agreement, the Company paid an upfront license fee of $0.1 million and has an obligation to pay contingent development milestone payments of up to $0.8 million. Additionally, pursuant to the agreement, the Company is obligated to pay a 1% royalty based on net sales for all applicable products, as defined within the agreement.  During the first quarter of 2018, the Company entered into a second non-exclusive intellectual property license agreement with SJCRH to develop and commercialize products in the field of Pompe disease. Pursuant to the agreement, the Company is required to pay (i) an upfront license fee of $15,000, (ii) an annual maintenance fee of $10,000 and (iii) contingent development milestone payments of up to $0.7 million. Additionally, pursuant to the agreement, the Company is obligated to pay a 0.5% royalty based on net sales for all applicable products, as defined within the agreement.  In connection with the first dosing of a human patient in a clinical trial for AT132, the Company made a milestone payment of $0.3 million to SJCRH during the year ended December 31, 2017.  No milestone payment was made to SJRH during the year ended December 31, 2018 and no commercial product has been developed under the license agreements to date.

Note 7. Stockholders’ Equity

The Company has 310,000,000 shares of authorized capital stock issuable in series, all with a par value of $0.00001 per share, of which 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. The Company’s Board of Directors is authorized to determine the designation, powers, preferences and rights of any such series. At December 31, 2018 and 2017, the Company had 43,546,786 and 29,901,368 shares of common stock outstanding, respectively. There were no shares of preferred stock outstanding as of December 31, 2018 and 2017.

The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of any preferred stockholders. As of December 31, 2018, no common stock dividends had been declared by the Board of Directors. The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2018	2017
	(in thousands)
Options issued and outstanding	4,894,201	5,073,132
Shares available for future grant under the 2016 Plan and 2018 Inducement Plan	2,512,385	202,547
Employee stock purchase plan	177,067	210,000
Warrants	—	9,914
	7,583,653	5,495,593

Note 8. Stock Compensation

2018 Equity Inducement Plan

In October 2018, the Company adopted the 2018 Equity Inducement Plan, or the 2018 Inducement Plan. Under the 2018 Inducement Plan, 1,250,000 shares of the Company’s common stock were initially reserved for the issuance of non-qualified stock options and other equity-based awards to induce highly-qualified prospective officers and employees to become employed by the Company.  The number of shares initially reserved for issuance is subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in the Company’s capital stock.  The exercise price of each stock-based award issued under the 2018 Inducement Plan is required to be no less than the fair value of the Company’s common stock on the date of grant. The vesting and exercise provisions of options or restricted awards granted are determined individually with each grant. Stock options have a 10-year life and expire if not exercised within that period or if not exercised within three months of cessation of employment with the Company or such longer period of time as specified in the option agreement. The Company has not issued any shares under the 2018 Inducement Plan as of December 31, 2018.

2016 Equity Incentive Plan

In July 2016, the Company adopted the 2016 Equity Incentive Plan, or the 2016 Plan.  Under the 2016 Plan, 1,500,000 shares of the Company’s common stock were initially reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders at inception. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time the Company grants an incentive stock option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all our classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Under the terms of the 2016 Plan, in general, options vest over a four-year period. However, options may vest based on time or achievement of performance conditions. The maximum term of options granted under the 2016 Plan is ten years, except that the maximum permitted term of incentive stock options granted to 10% stockholders is five years.  The number of shares reserved for issuance under the 2016 Plan increases automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by a number of shares equal to 5% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the board of directors at its discretion may reduce the amount of increase in any particular year. At December 31, 2018, 202,547 shares were available for future grant under the 2016 Plan.

2012 Equity Incentive Plan

In 2012, the Company adopted the 2012 Stock Equity Incentive Plan, or the 2012 Plan, under which granted incentive stock options to employees, including officers and members of the Board of Directors who were also employees of the Company, and non-statutory stock options (options that do not qualify as incentive options) and/or restricted stock and other equity-based awards to employees, officers, directors, or consultants.  A total of 3,107,517 shares were reserved for issuance under the 2012 Plan.  Awards granted under the 2012 Plan expire no later than 10 years from the date of grant. Upon adoption of the 2016 Plan, no new awards or grants are permitted under the 2012 Plan and the remaining 705,862 shares available for grant under the 2012 Plan rolled into the 2016 Plan.

A total of 1,500,000 shares were initially reserved for issuance under the 2016 Plan in addition to the 705,862 shares rolled into the 2016 Plan from the 2012 Plan.

The following table summarizes option activity for the years ended December 31, 2018 and 2017:

	Shares Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2016	1,891,092	2,534,622	$5.60	8.50	$32,126
Increase to authorized shares	1,086,562	—
Options granted	(2,915,961)	2,915,961	$22.15
Options exercised	—	(236,597)	$3.50
Options forfeited	140,854	(140,854)	$11.98
Balance, December 31, 2017	202,547	5,073,132	$15.03	8.53	$82,271
Increase to authorized shares	2,745,068	—
Options granted	(853,600)	853,600	$34.52
Options exercised	—	(614,161)	$5.54
Options forfeited	418,370	(418,370)	$24.79
Balance, December 31, 2018	2,512,385	4,894,201	$18.79	7.97	$30,235
Exercisable, December 31, 2018		2,221,928	$12.45	7.16	$22,371
Vested and expected to vest, December 31, 2018		4,626,402	$18.32	7.92	$29,841

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2018. During the year ended December 31, 2018, 614,161 options with an intrinsic value of approximately $18.5 million were exercised, with approximately $3.4 million of cash received.  During the year ended December 31, 2017, 236,597 options with an intrinsic value of approximately $4.4 million were exercised, with approximately $0.8 million of cash received. During the years ended December 31, 2018 and 2017, options vested with a total fair value of $13.7 million and $6.1 million, respectively.

The weighted-average grant date fair value of employee options granted during the year ended December 31, 2018, 2017 and 2016 was $22.63, $14.91 and $7.33 per share, respectively. As of December 31, 2018, the total unrecognized compensation expense related to unvested employee options was approximately $34.6 million, which the Company expects to recognize over an estimated weighted average period of 2.48 years.

2016 Employee Stock Purchase Plan

On July 19, 2016, the Company adopted the 2016 Employee Stock Purchase Plan, or the 2016 ESPP. The 2016 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases are accomplished through participation in discrete offering periods. The purchase price is equal to 85% of the lower of the closing price of the Company’s common stock on the first business day and the last business day of the relevant purchase period. The Company initially reserved 210,000 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31. The 2016 ESPP provides for offering periods of six-months duration.  The purchase periods end on either May 15th or November 15th.  Contributions under the 2016 ESPP are limited to a maximum of 15% of an employee’s eligible compensation.  ESPP purchases are settled with common stock from the 2016 ESPP’s previously authorized and available pool of shares.  The 2016 ESPP became effective in 2018. During 2018, 32,933 shares were issued under the 2016 ESPP for $0.6 million. At December 31, 2018, 177,067 shares were available for future grant under the 2016 ESPP.

Volatility for ESPP rights is equal to the Company’s historical volatility over the six-month look-back period. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero. The expected term of the ESPP rights is equal to the six-month look-back period.

The fair value of the rights granted under the 2016 ESPP during 2018 were estimated using the following assumptions:

Expected term (in years)	0.50
Expected volatility	62-63%
Risk-free interest rate	2.1-2.5%
Expected dividend yield	0%

Stock-based Compensation Expense

Stock-based compensation expense by category was as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$9,298	$4,091	$1,042
General and administrative	7,197	2,789	962
Total stock-based compensation expense	$16,495	$6,880	$2,004
Employees	$15,795	$6,722	$1,869
Non-employees	700	158	135
Total stock-based compensation expense	$16,495	$6,880	$2,004

During the year ended December 31, 2018, the Company recorded stock-based compensation of $0.6 million relating to the fair value of stock options which were modified for one terminated employee, which was classified as general and administrative expenses.

Stock Options Granted to Employees with Service-based Vesting Valuation Assumptions

The fair value of equity awards for employees were estimated using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.5-6.1	5.5-6.1	5.5-6.1
Expected volatility	66-76%	76-78%	68-70%
Risk-free interest rate	2.3-3.1%	1.9-2.3%	1.2-1.5%
Expected dividend yield	0%	0%	0%

In determining the fair value of the options granted, the Company used the Black-Scholes-Merton option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Expected Term—The expected term of options granted represents the period of time that the Company expects options granted to remain outstanding, which the Company determined using the simplified method as it has insufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock option grants provide a basis for estimate.

Expected Volatility— Prior to the Company’s IPO in July 2016, the Company was privately held and did not have any trading history for its common stock; accordingly, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The selection of comparable publicly traded biopharmaceutical companies was based on similar characteristics to the Company, including enterprise value, risk profiles, stage of development, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. Volatilities for 2016 and 2017 were based on the average of the historical volatilities of a peer group of public companies. Beginning in the third quarter of 2018, as the Company had been publicly traded for two years, the Company began to layer in its historical volatility in the calculation of expected volatility.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero

Stock Options Granted to Non-employees with Service-Based Vesting Valuation Assumptions

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned.  The fair value of the stock options was remeasured during years ended December 31, 2018, 2017 and December 31, 2016 at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	6.3-9.2	6.7-9.1	7.0-10.0
Expected volatility	64-78%	75-91%	62-73%
Risk-free interest rate	2.3-3.1%	2.0-2.4%	1.3-2.3%
Expected dividend yield	0%	0%	0%

As of December 31, 2018, the total unrecognized compensation expense related to unvested non-employee options was approximately $1.2 million, which the Company expects to recognize over an estimated weighted average period of 2.28 years.

Note 9. Income Taxes

For financial reporting purposes, “loss before provision for income taxes,” includes the following components:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$(129,013)	$(72,726)	$(59,668)
Foreign	192	(19,758)	—
Total	$(128,821)	$(92,484)	$(59,668)

Provision (Benefit) for Income Taxes

For the year ended December 31, 2017, the benefit from deferred income taxes was $2.2 million. The provision for income taxes was immaterial for the years ended December 31, 2018 and 2016.

Income tax provision for (benefit from) related to continuing operations differ from the amounts computed by applying the U.S. federal statutory income tax rate to pretax loss as follows as of December 31:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
At statutory rate	$(27,052)	$(32,369)	$(20,884)
State taxes	1	1	1
Change in valuation allowance	36,744	12,141	25,483
Tax law changes	—	19,547	—
Tax credits	(8,238)	(8,593)	(5,098)
Foreign tax differential	(4)	6,900	—
Stock-based compensation	(1,535)	42	445
Other	84	85	53
Total	$—	$(2,246)	$—

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows as of December 31:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforward	$77,552	$43,239
Research and other credits	34,367	26,616
Intangibles	1,195	1,249
Reserves and accruals	3,661	2,016
Stock-based compensation	4,129	1,291
Start-up costs	85	100
Other	439	1,109
Total gross deferred tax assets	121,428	75,620
Less valuation allowance	(118,807)	(73,064)
Total deferred tax assets	2,621	2,556
Deferred tax liabilities:
Other intangibles	(2,239)	(2,239)
Property, plant and equipment	(1,396)	(1,331)
Total gross deferred tax liability	(3,635)	(3,570)
Net deferred tax liability	$(1,014)	$(1,014)

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any. The timing and amount of any such future earnings are uncertain. Because of the Company’s lack of U.S. earnings history, the U.S. net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $45.8 million and $22.4 million during the years ended December 31, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act, or the Act, was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changed the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 and created new taxes on certain foreign sourced earnings. In 2017, the Company was not subject to a one-time transition tax as no accumulated earnings and profits existed. Furthermore, in 2017 a benefit of $2.2 million resulted from the reduction in the corporate tax rate and the partial reversal of a valuation allowance on the Company’s deferred taxes, related to a portion of its existing deductible temporary differences that are scheduled to reverse in future periods and create net operating losses that will have an indefinite carryover life. In 2018, the measurement period to adjust provisional amounts recorded under SAB 118 closed.  The Company did not record significant adjustments to provisional amounts that were recorded in 2017.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2018 and 2017, the Company had a net operating loss carryforward for federal income tax purposes of $265.5 million and $126.3 million, respectively, which will begin to expire in 2033. Net operating loss carryforwards generated after December 31 2018 have an indefinite carryover period. As of December 31, 2018 and 2017, the Company had a net operating loss carryforward for state income tax purposes of $294.8 million and $175.3 million, respectively, which will begin to expire in 2033. The Company made an adjustment of $19.7 million to the US Federal net operating loss carryforwards generated in 2017 (with a corresponding reduction to foreign net operating losses carryforwards) as a result of certain U.S. elections filed with the IRS in 2018. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed an ownership changes analysis.

The Company has federal credits of $39.0 million, which will begin to expire in 2033 and state research credits of approximately $5.2 million that have no expiration date. These tax credits are subject to the same limitations discussed above.

Unrecognized Tax Benefits

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $7.7 million as of December 31, 2018, of which none would impact the effective tax rate if recognized as the benefit would be offset with a change in the valuation allowance. Any adjustments to the Company’s uncertain tax positions would result in an adjustment of its net operating loss or tax credit carryforwards rather than resulting in a cash outlay.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the statements of operations.  During the years ended December 31, 2018, 2017 and 2016, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

Income tax returns are filed in the U.S., California, and the United Kingdom. The Company is not currently under examination. Due to net operating losses and research credit carryovers, all of the tax years remain open to examination.

Unrecognized tax benefits were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$5,562	$2,970	$714
Tax positions related to prior years:
Federal and state	—	(482)	—
Tax positions related to current year:
Federal and state	2,154	3,074	2,256
Ending balance	$7,716	$5,562	$2,970

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

Note 10. Commitments and Contingencies

Operating Leases

In July 2015, the Company entered into a sub-lease agreement for 21,960 square feet of manufacturing space in South San Francisco, California for an initial term that expired in May 2017 with total minimum lease payments due of $0.9 million. In November 2015, the Company purchased an option that was subsequently exercised in May 2016 to enter into a ten-year lease for this space plus an additional 17,639 square feet for an aggregate space of 39,599 square feet of manufacturing space, which became effective in June 2017. The lease agreement provides for two five-year extension periods. The total minimum lease payments related to this extension aggregate $7.8 million.

In September 2015, the Company entered into a lease agreement for an initial 21,596 square feet of office space in San Francisco, California.  In March 2017, the Company executed an amendment to the lease agreement for an additional 7,900 of rentable square feet for an aggregate space of 29,496 square feet.  The lease commenced in February 2016 and will expire in June 2023.  The lease agreement provides for an extension period of five years.  The total minimum lease payments related to this lease agreement is $15.1 million.

In April 2016, the Company entered into a sublease agreement for approximately 8,983 square feet of research and development laboratory space in South San Francisco, California with an initial term that expired in January 2018. In July 2017, the Company executed a long-term lease agreement for this space, plus an additional 17,570 square feet for an aggregate space of 26,553 square feet, that commenced in February 2018 for an eight-year term. The lease agreement provides for an extension period of eight years. In November 2018, the Company executed an amendment to this lease agreement for an additional 11,739 square feet, for a final aggregate space of 38,292 square feet, which increased minimum lease payments to $18.1 million.

In January 2017, the Company entered into a lease agreement for 7,555 square feet of research and development offices in South San Francisco, California with total minimum lease payments of $0.4 million over an approximately three-year term. In December 2018, the Company executed an amendment to the lease agreement for an additional seven years and one month, which extended the expiration of the lease to May 2027 and increased minimum lease payments to $1.5 million.

In August 2018, the Company entered into a lease agreement for 37,071 square feet of research and development office and warehouse space in South San Francisco, California, that commences in May 2019 for an eight-year term with minimum lease payments of $7.9 million. The lease agreement provides for two five-year extension periods.

As of December 31, 2018, future minimum lease payments under non-cancelable operating leases, including the August 2018 lease agreement with a commencement date of May 2019, are as follows:

Amount
(in thousands)
2019	$6,073
2020	6,692
2021	6,901
2022	7,130
2023	5,847
Thereafter	13,024
Total minimum lease payments	$45,667

Other Commitments

The Company entered into a cloud-services agreement for a five-year term beginning October 2018 with future minimum payments aggregating $1.1 million.

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

Note 11. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the years ended December 31, 2018, 2017, and 2016, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss per share of common stock during the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016

Net loss	$(128,821)	$(90,238)	$(59,668)
Weighted-average number of shares used in computing net loss per share	37,839,855	26,578,162	10,673,559
Net loss per share, basic and diluted	$(3.40)	$(3.40)	$(5.59)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016

Stock options to purchase common stock	4,894,201	5,073,132	2,534,622
Common stock warrants	—	9,914	—
	4,894,201	5,083,046	2,534,622

Note 12. Related Party Transactions

There were no material related party transactions during the year ended December 31, 2018, 2017 and 2016.

Note 13. Defined Contribution Plan

In January 2018, the Company began sponsoring a 401(k) retirement plan, or the Plan, in which all of the Company’s full-time employees are eligible to participate. Eligible participants may make voluntary contributions of their annual compensation to the Plan, subject to statutory limitations, and the Company makes matching contributions up to 2% of the employee’s annual compensation. In addition, the Company makes non-elective contribution of 3% to all employees.  Prior to 2018, the Company had not provided any contributions to the Plan. For the year ended December 31, 2018, the Company recorded contribution expense of $1.2 million.

Note 14. Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected unaudited financial data for each quarter of the years ended December 31, 2018, 2017 and 2016 (see accompanying accountants’ report):

For the Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Loss from operations	$(26,410)	$(32,629)	$(37,735)	$(37,598)
Net loss	$(25,571)	$(31,367)	$(36,291)	$(35,592)
Net loss per share, basic and diluted	$(0.74)	$(0.85)	$(0.97)	$(0.84)
Weighted-average number of shares used in computing net loss per share, basic and diluted	34,582,071	36,935,940	37,359,877	42,400,890

For the Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Loss from operations	$(18,245)	$(22,841)	$(25,210)	$(26,881)
Net loss	$(18,115)	$(22,739)	$(25,009)	$(24,375)
Net loss per share, basic and diluted	$(0.83)	$(0.87)	$(0.88)	$(0.82)
Weighted-average number of shares used in computing net loss per share, basic and diluted	21,755,134	26,212,614	28,388,145	29,847,934

For the Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Loss from operations	$(10,538)	$(14,203)	$(15,473)	$(19,832)
Net loss	$(10,464)	$(14,159)	$(15,369)	$(19,676)
Net loss per share, basic and diluted	$(4.85)	$(6.43)	$(0.94)	$(0.91)
Weighted-average number of shares used in computing net loss per share, basic and diluted	2,159,065	2,200,406	16,423,894	21,726,223