Form 10-Q
period 2019-03-31
Audentes Therapeutics, Inc.
filed 2019-05-08
CIK 1628738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission File Number: 001-37833
_______________________________________________
Audentes Therapeutics, Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	46-1606174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
600 California Street, 17th Floor
San Francisco, California 94108
(Address of principal executive offices and zip code)
(415) 818-1001
(Registrant’s telephone number, including area code)
__________________________________

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.00001 per share	BOLD	The Nasdaq Global Market
As of May 3, 2019, there were 44,290,458 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$133,160	$144,349
Short-term investments	236,344	269,958
Prepaid expenses and other current assets	3,651	5,465
Total current assets	373,155	419,772
Restricted cash - long-term	3,748	3,748
Long-term investments	5,517	—
Property and equipment, net	34,731	32,099
Right of use assets	21,089	—
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	5,305	5,305
Total assets	$455,176	$472,555
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,811	$8,123
Accrued liabilities	11,520	12,928
Operating lease liabilities	2,773	—
Contingent acquisition consideration payable	—	2,345
Deferred rent	—	456
Total current liabilities	26,104	23,852
Deferred rent - long-term	—	4,720
Asset retirement obligation - long-term	221	215
Operating lease liabilities - long-term	23,519	—
Contingent acquisition consideration payable - long-term	2,323	—
Deferred tax liability, net	1,014	1,014
Total liabilities	53,181	29,801
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 43,760,677 and 43,546,786 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	770,789	762,284
Accumulated deficit	(368,861)	(319,470)
Accumulated other comprehensive income (loss)	67	(60)
Total stockholders' equity	401,995	442,754
Total liabilities and stockholders' equity	$455,176	$472,555

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating expenses:	Unaudited
Research and development	$39,837	$19,891
General and administrative	11,993	6,519
Total operating expenses	51,830	26,410
Loss from operations	(51,830)	(26,410)
Interest income, net	2,472	859
Other expense, net	(33)	(20)
Net loss	(49,391)	(25,571)
Unrealized gains (losses) on investments, net	127	(14)
Comprehensive loss	$(49,264)	$(25,585)
Net loss per share, basic and diluted	$(1.13)	$(0.74)
Weighted-average number of shares used in computing net loss per share, basic and diluted	43,625,316	34,582,071

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	43,546,786	$—	$762,284	$(319,470)	$(60)	$442,754
Exercise of stock options	213,891	—	3,005	—	—	3,005
Stock-based compensation expense	—	—	5,500	—	—	5,500
Net loss	—	—	—	(49,391)	—	(49,391)
Unrealized gain on investments, net	—	—	—	—	127	127
Balance, March 31, 2019	43,760,677	$—	$770,789	$(368,861)	$67	$401,995

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	29,901,368	$—	$347,327	$(190,649)	$(80)	$156,598
Exercise of stock options	183,692	—	807	—	—	807
Stock-based compensation expense	—	—	3,385	—	—	3,385
Issuance of common stock, net of $14,201 in issuance costs	6,612,500	—	217,237	—	—	217,237
Net loss	—	—	—	(25,571)	—	(25,571)
Unrealized loss on investments, net	—	—	—	—	(14)	(14)
Balance, March 31, 2018	36,697,560	$—	$568,756	$(216,220)	$(94)	$352,442
See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:	Unaudited
Net loss	$(49,391)	$(25,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,728	1,149
Amortization of right-of-use assets	580	—
Stock-based compensation	5,500	3,385
Accretion of discount on marketable securities	(1,090)	(121)
Change in fair value of contingent acquisition consideration payable	(22)	(2,284)
Other	6	34
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,814	275
Accounts payable	1,852	596
Accrued liabilities	(2,644)	(2,223)
Deferred rent	—	168
Operating lease liabilities	(553)	—
Net cash used in operating activities	(42,220)	(24,592)
Cash flows from investing activities:
Purchases of property and equipment	(1,288)	(921)
Proceeds from maturities of marketable securities	146,802	34,775
Purchases of marketable securities	(117,488)	(35,294)
Net cash provided by (used in) investing activities	28,026	(1,440)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,005	807
Proceeds from issuance of common stock, net of issuance costs	—	217,122
Net cash provided by financing activities	3,005	217,929
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,189)	191,897
Cash, cash equivalents and restricted cash at beginning of period	148,097	42,661
Cash, cash equivalents and restricted cash at end of period	$136,908	$234,558

Noncash investing and financing activities:
Change in accounts payable and accrued liabilities related to property and equipment purchases	$3,072	$2,293
Deferred financing costs for follow-on offering	$—	$115

Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities:
Operating leases	$1,323	$—
See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation
Audentes Therapeutics, Inc., or the Company, was incorporated in the State of Delaware on November 13, 2012. The Company is an AAV-based genetic medicines company focused on developing and commercializing innovative products for patients living with serious, rare neuromuscular diseases. The Company operates in one business segment, with its corporate headquarters located in San Francisco, California and its manufacturing and research operations located in South San Francisco, California.
The accompanying consolidated financial statements include the accounts of Audentes Therapeutics, Inc., and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Need for Additional Capital
The Company has incurred net losses from operations since inception and as of March 31, 2019, had an accumulated deficit of $368.9 million. The Company expects that its development activities will continue to generate operating losses over the next several years.
Liquidity
As of March 31, 2019, the Company had approximately $375.0 million of cash, cash equivalents and marketable securities, consisting of $133.2 million of cash and cash equivalents and $241.9 million of marketable securities. The Company believes that its balance of cash, cash equivalents and investments as of March 31, 2019 is sufficient to fund its current operational plan for at least the next twelve months, though it may pursue additional capital through the issuance of additional equity and potentially through strategic alliances with partner companies. If financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. In addition, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies
The Company's significant accounting policies are detailed in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies disclosed in Note 2 - Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. As the implicit rate in the Company's leases is unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjust for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less.

Basis of Preparation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s audited financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2018.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and marketable securities. The Company invests in a variety of financial instruments and in accordance with its investment policy, limits the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government.
Concentration of Manufacturing and Third-Party Services Risk
The Company is subject to certain risks with respect to sources of supply of manufactured materials and drug product for use in its preclinical studies and clinical trials. Due to the technical aspects of manufacturing drug product for gene therapies, there exist few alternative sources of manufacturing. The Company is reliant upon its own internal manufacturing capability and a small number of third-party vendors to produce drug product in sufficient quantities and quality to conduct its research and development activities.
Accounting Pronouncements Adopted in 2019
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The measurement of equity-classified nonemployee awards is fixed at the grant date, and entities would measure the cost of awards subject to a performance condition using the outcome that is probable at the balance sheet date. The Company adopted this standard on January 1, 2019. As a result of adopting this standard, the Company no longer remeasures equity-classified nonemployee awards. The adoption of this new standard did not result in material impact on the Company's condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. Under the new guidance, at the commencement date, lessees are required to recognize a lease liability with a corresponding right-of-use (ROU) asset. Effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach provided by ASU 2018-11. Results for reporting periods beginning January 1, 2019 are presented under Topic 842, while prior period amounts were not adjusted and continue to be presented in accordance with the Company’s historical accounting under Topic 840, Leases. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification. The Company also elected the short-term lease practical expedient, which allowed the Company to not recognize leases with a term of less than twelve months on its consolidated balance sheets.
In addition, the Company elected the lease and non-lease components practical expedient, which allowed the Company to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components.
The impact of the adoption of Topic 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows:

	December 31, 2018	Effect of Adoption	January 1, 2019
	(in thousands)
Operating lease right-of-use assets	$—	$21,669	$21,669
Liabilities:
Operating leases	$—	$2,541	$2,541
Deferred rent	$456	$(456)	$—
Operating lease liabilities - long-term	$—	$24,304	$24,304
Deferred rent and asset retirement obligation - long-term	$4,935	$(4,720)	$215
Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $21.1 million and $26.3 million, respectively, on the Company’s condensed consolidated balance sheets as of March 31, 2019. However, the adoption of the new standard did not have an impact on the Company’s beginning accumulated deficit, statement of operations or cash flows. For additional information regarding the Company’s leases, see Note 9 in the notes to the condensed consolidated financial statements.

3.	Investments
Investments consist of available-for-sale securities as follows:

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$49,747	$—	$—	$49,747
Commercial paper	114,105	1	(12)	114,094
Corporate securities	78,231	70	(9)	78,292
U.S. treasury bills	51,288	7	—	51,295
U.S. government agency securities	27,867	3	(2)	27,868
U.S. agency bonds	32,732	9	—	32,741
U.S. agency discount securities	10,999	—	—	10,999
Total available-for-sale securities	$364,969	$90	$(23)	$365,036

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$33,399	$—	$—	$33,399
Commercial paper	144,578	—	—	144,578
Corporate securities	82,670	8	(39)	82,639
U.S. treasury bills	60,573	—	(8)	60,565
U.S. government agency securities	15,219	—	—	15,219
U.S. agency bonds	51,411	—	(22)	51,389
U.S. agency discount securities	18,716	—	—	18,716
Total available-for-sale securities	$406,566	$8	$(69)	$406,505

The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company determined that the gross unrealized losses on its marketable securities at March 31, 2019 were temporary in nature. Unrealized losses from all marketable securities at March 31, 2019 are not material.
The Company’s long-term investments as of March 31, 2019 consist of corporate securities.

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

Assets Measured at Fair Value
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	March 31, 2019
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$49,747	$49,747	$—	$—
Commercial paper	114,094	—	114,094	—
Corporate securities	78,292	—	78,292	—
U.S. treasury bills	51,295	—	51,295	—
U.S. government agency securities	27,868	—	27,868	—
U.S. agency bonds	32,741	—	32,741	—
U.S. agency discount securities	10,999	—	10,999	—
Total financial assets	$365,036	$49,747	$315,289	$—

	December 31, 2018
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$33,399	$33,399	$—	$—
Commercial paper	144,578	—	144,578	—
Corporate securities	82,639	—	82,639	—
U.S. treasury bills	60,565	—	60,565	—
U.S. government agency securities	15,219	—	15,219	—
U.S. agency bonds	51,389	—	51,389	—
U.S. agency discount securities	18,716	—	18,716	—
Total financial assets	$406,505	$33,399	$373,106	$—
The financial assets listed above do not include cash held in the Company’s primary operating bank accounts of $10.0 million and $7.8 million as of March 31, 2019 and December 31, 2018, respectively.
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
The following is a summary of the contingent acquisition consideration payable recorded in the accompanying consolidated balance sheets:

Amount
(in thousands)
Balance, December 31, 2018	$2,345
Change in fair value of contingent acquisition consideration payable	(22)
Balance, March 31, 2019	$2,323

5.	Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Furniture and office equipment	$1,968	$1,898
Computer equipment	1,219	1,019
Software	513	513
Leasehold improvements	22,917	19,607
Laboratory equipment	10,007	9,570
Manufacturing equipment	6,723	6,619
Construction in progress and deposits on equipment	3,559	3,320
Total property and equipment	46,906	42,546
Less accumulated depreciation and amortization	(12,175)	(10,447)
Property and equipment, net	$34,731	$32,099
Property and equipment depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $1.7 million and $1.1 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued payroll and related expenses	$5,034	$8,581
Accrued research and development expenses	4,877	3,317
Accrued property and equipment	623	71
Accrued professional services	680	783
Other	306	176
Total accrued liabilities	$11,520	$12,928

6.	Commitments and Contingencies
During the three months ended March 31, 2019, the Company entered into an exclusive license agreement with Nationwide Children's Hospital related the Company's AT702 program. Pursuant to the agreement, the Company paid an upfront fee of $7.0 million and will be obligated to make certain milestone and royalty payments upon the achievement of developmental, regulatory and net sales milestones.
As of March 31, 2019, the Company is subject to contingent payments upon the achievement of certain development, regulatory and commercial milestones, totaling up to approximately $275.1 million across all of its licensing agreements. Of this amount, $77.9 million relates to the Company’s Crigler-Najjar and CASQ2-CPVT programs, for which the Company announced plans to explore outlicensing opportunities to continue development activities.

7.	Stock Compensation
Stock-based Compensation Expense
Stock-based compensation expense by category was as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$3,215	$2,055
General and administrative	2,285	1,330
Total stock-based compensation expense	$5,500	$3,385
The following table summarizes option activity for the three months ended March 31, 2019:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2018	4,894,201	$18.79	7.97	$30,235
Options granted	1,248,000	$25.66
Options exercised	(213,891)	$14.05
Options forfeited	(69,456)	$26.37
Balance, March 31, 2019	5,858,854	$20.34	8.15	$109,622
Exercisable, March 31, 2019	2,316,213	$13.08	7.17	$60,086
Vested and expected to vest, March 31, 2019	5,483,592	$19.89	8.09	$105,047

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2019. During the three months ended March 31, 2019, options to purchase 213,891 shares of common stock with an intrinsic value of approximately $3.8 million were exercised, generating approximately $3.0 million of cash received.
The weighted average grant date fair value of employee options granted during the three months ended March 31, 2019 and 2018 was $16.03 and $21.81 per share, respectively.  As of March 31, 2019, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was approximately $55.8 million, which the Company expects to recognize over an estimated weighted average period of 2.67 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from its expectations.
The fair value of stock options granted to employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	5.5-6.1	5.8-6.1
Expected volatility	68%	75-76%
Risk-free interest rate	2.3-2.6%	2.3-2.7%
Expected dividend yield	—%	—%
Restricted Stock Units
In January 2019, the Company's compensation committee of the board of directors approved the commencement of granting restricted stock units, or RSUs, to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company's common stock upon the completion of a specific period of continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs granted are valued at the market price of the Company's common stock on the date of grant. The Company recognizes stock-based compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of these awards.
The following table summarizes activity of RSUs granted to employees with service-based vesting during the three months ended March 31, 2019:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per RSU

Balance, December 31, 2018	—
RSUs granted	418,819	$25.66
RSUs vested	—
RSUs forfeited	(3,825)	$24.74
Balance, March 31, 2019	414,994	$25.67

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
The 2016 ESPP commenced on May 1, 2018. Under the 2016 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. The 2016 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2016 ESPP are limited to a maximum of 15% of an employee’s eligible compensation and purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. The expense for the three months ended March 31, 2019 was based on the fair value of rights granted upon the commencement of an offering and calculated using the following assumptions: expected term in years is 0.5; volatility is 62.2%; the risk-free interest rate is 2.50%; and no dividend yield.

8.	Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2019 and 2018 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

9.	Leases
Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has various non-cancelable lease agreements for our office and manufacturing spaces with lease periods expiring between 2023 and 2027. The Company’s lease terms may include options to extend or terminate the leases. The lease term represents the period up to the early termination date unless it is reasonably certain that the Company will not exercise the early termination option. For certain leases, the Company has options to extend the lease term for additional periods ranging from five to eight years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indices.
Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combined the lease and non-lease components in determining the lease liabilities and ROU assets.
The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for all leases that commenced prior to that date.

For the three months ended March 31, 2019, the Company recorded operating lease costs of $1.4 million. As of March 31, 2019, maturities of lease liabilities for the following five fiscal years and thereafter were as follows (in thousands except lease term and discount rate):

Amount
Remainder of 2019	$4,214
2020	5,791
2021	5,973
2022	6,174
2023	4,863
Thereafter	10,086
Total lease payments	37,101
Less:
Imputed interest	(10,633)
Tenant improvement not yet received	(176)
Present value of operating lease liabilities	$26,292
Current operating lease liabilities	$2,773
Operating lease liabilities - long-term	$23,519

Weighted-average remaining lease term ( in years)	6.4
Weighted-average discount rate	10.9%

Additional lease not yet commenced (undiscounted)
Operating lease liability to commence May 2019	$7,854
As the Company elected to apply the provisions of Topic 842 on a prospective basis, the following comparative period disclosure is being presented in accordance with Topic 840. The future minimum commitments under the Company's leases as of December 31, 2018, were as follows:

Amount
(in thousands)
2019	$6,073
2020	6,692
2021	6,901
2022	7,130
2023	5,847
Thereafter	13,024
Total minimum lease payments	$45,667

10.	Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three months ended March 31, 2019 and 2018, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.
The following table sets forth the computation of basic and diluted net loss per share of common stock during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Net loss	$(49,391)	$(25,571)
Weighted-average number of shares used in computing net loss per share	43,625,316	34,582,071
Net loss per share, basic and diluted	$(1.13)	$(0.74)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options to purchase common stock	5,858,854	4,902,872
Restricted stock units	414,994	—
Common stock warrants	—	9,914
	6,273,848	4,912,786

11.	Related Party Transactions
There were no material related party transactions during the three months ended March 31, 2019 and 2018.

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
Investors should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.
As used in this Quarterly Report on Form 10-Q, the terms “Audentes,” “the Company,” “we,” “us,” and “our” refer to Audentes Therapeutics, Inc. and, where appropriate, its consolidated subsidiaries, unless the context indicates otherwise.
Investors should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K.
Business Overview
We are a leading AAV-based genetic medicines company focused on developing and commercializing innovative products for patients living with serious rare neuromuscular diseases. We are leveraging our adeno-associated viral vector, or AAV, gene therapy technology platform and proprietary manufacturing expertise to develop programs across three modalities: gene replacement, vectorized exon skipping and vectorized RNA knockdown.
We have built a compelling portfolio of product candidates targeting rare neuromuscular diseases, including X-Linked Myotubular Myopathy, or XLMTM, Pompe disease, Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1. We have an ongoing Phase 1/2 clinical trial of our most advanced product candidate, AT132 for the treatment of XLMTM. In our Pompe disease program we are currently conducting IND-enabling preclinical studies and plan to submit an investigational new drug application, or IND, in the third quarter of 2019. In our DMD program, we are collaborating with Nationwide Children’s Hospital, or Nationwide Children’s, to develop AT702, a vectorized exon skipping product candidate designed to induce exon 2 skipping in DMD patients with duplications of exon 2 and mutations in exons 1-5 of the dystrophin gene. We plan to commence a Phase 1/2 clinical trial of AT702 at Nationwide Children’s in the fourth quarter of 2019. Separate from the Nationwide Children’s collaboration, we are conducting preclinical work to advance AT751 and AT753, vectorized exon skipping product candidates to treat DMD patients with genotypes amenable to exon 51 and exon 53 skipping. In combination, we estimate that AT702, AT751 and AT753 may have the potential to address more than 25% of DMD patients, and we plan to leverage our vectorized exon skipping platform to develop additional product candidates with the potential to address up to 80% of DMD patients over time. We are also working with Nationwide Children’s to evaluate vectorized RNA knockdown and vectorized exon skipping for DM1. Preclinical studies are underway, and we expect to submit an IND for AT466 in 2020. We maintain full global rights to all of our product candidates.

We have developed a proprietary in-house current Good Manufacturing Practices, or cGMP, capability to produce our product candidates, providing us with a core strategic capability, and enabling more control over development timelines, costs and intellectual property. Our manufacturing facility is located in South San Francisco and supports our process and analytical development, fill-finish, quality control testing and manufacturing operations in accordance with cGMP requirements. We have designed and commissioned the facility to support the unique licensing requirements as promulgated by both the U.S Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, and we have initiated Biologic License Application, or BLA, readiness and validation activities for our XLMTM program. Operating at a 1,000-liter scale, we believe our current manufacturing capacity is sufficient to meet the anticipated global commercial demands of our XLMTM program, and the near-term development needs of our other product candidates. Additionally, we have the ability to add up to 8,000 liters of additional capacity within our existing lease footprint. We plan to continue investment in these capabilities to maintain our manufacturing leadership and enable the cost-effective production of high-quality AAV vectors to support our clinical development and commercialization activities.
Recent Developments
AAV Technology Platform and Pipeline Expansion
In April 2019, we announced the expansion of our scientific platform and product pipeline with new product candidates that employ our vectorized antisense technology for the treatment of DMD and DM1. This approach combines the delivery power of AAV with the precision tools of antisense oligonucleotides, or ASOs, to develop potential best-in-class therapeutic candidates for these devastating neuromuscular diseases. To develop these promising new programs, we entered into an exclusive license agreement and plan to collaborate with Nationwide Children’s. Upon entry into the licensing agreement, we paid Nationwide Children's an upfront payment of $7.0 million and will be obligated to pay certain milestone and royalty payments upon the achievement of developmental and sales milestones.
Vectorized exon skipping uses an AAV vector to deliver an antisense sequence designed to induce cells to skip over faulty or misaligned sections of genetic code, leading to the expression of a more complete, functional protein. For the treatment of DMD, we believe this approach has the potential to provide significant advantages over microdystrophin gene replacement strategies that produce a substantially truncated protein, which may limit the degree and durability of disease correction, as well as existing ASO therapies, whose efficacy is limited by poor biodistribution to muscle tissue. We are collaborating with Nationwide Children’s to develop AT702, an AAV-antisense candidate designed to induce exon 2 skipping for DMD with duplications of exon 2 and mutations in exons 1-5 of the dystrophin gene. In preclinical studies of mice with exon 2 duplications, AT702 demonstrated robust proof-of-concept with dose-dependent increases in production of wild type or near-wild type length dystrophin protein and improvements in muscle function. We are currently conducting additional preclinical work and expect to commence a Phase 1/2 clinical trial at Nationwide Children’s in the fourth quarter of 2019.
Separate from the Nationwide Children’s collaboration, we are conducting preclinical work to advance AT751 and AT753, additional vectorized exon skipping candidates, to treat DMD patients with genotypes amenable to exon 51 and exon 53 skipping. Both AT751 and AT753 utilize the same vector construct backbone as AT702, enabling a potentially accelerated path into clinical development. With these initial programs, we are targeting more than 25% of patients with DMD, and we plan to leverage our vectorized exon skipping platform to develop further product candidates to address up to 80% of DMD patients over time.
In addition, we are working with Nationwide Children’s to evaluate vectorized RNA knockdown and vectorized exon skipping approaches for DM1. Both approaches are designed to prevent the accumulation of toxic dystrophia myotonica-protein kinase, or DMPK, RNA in affected cells, thereby restoring normal cellular function. RNA knockdown and exon skipping have both been clinically validated in studies with ASOs. As with DMD, we believe combining these approaches with AAV delivery can overcome the biodistribution limitations of ASO-based therapies. Preclinical studies are underway, and we expect to submit an IND for the selected product candidate, AT466, in 2020.
ASPIRO Phase 1/2 clinical trial of AT132 in XLMTM
In May 2019, we presented new positive data from ASPIRO at the 22nd Annual Meeting of the American Society of Gene and Cell Therapy. The newly reported data included safety and efficacy assessments for 11 patients enrolled in ASPIRO as of the April 8, 2019 data cut-off date, including 48 weeks of follow-up for seven patients enrolled in Cohort 1 (1x1014 vector genomes per kilogram, or vg/kg; six treated and one untreated control) and 24 weeks of follow-up for four patients in Cohort 2 (3x1014 vg/kg; three treated and one untreated control). Key assessments include neuromuscular function as measured by both improvements in the CHOP INTEND score and the achievement of motor milestones; respiratory function as measured by improvements in maximal inspiratory pressure, or MIP, and reduction in ventilator dependence; and vector copy number, mRNA, protein expression and histological improvement as assessed via muscle biopsy.

Efficacy results
Rapid CHOP INTEND improvements were achieved and maintained in both dose cohorts, and the majority of patients demonstrated progressive attainment of motor developmental milestones, such as head control, sitting unassisted, crawling, standing with support and initiating stepping movements. Patients receiving AT132 have achieved reductions in ventilator dependence not previously observed in chronically ventilated patients with neuromuscular disorders. Reduction of ventilator dependence is an endpoint considered to be correlated with survival. Four patients were successfully weaned off of ventilation by the 48-week timepoint, with all other treated patients demonstrating sustained and clinically meaningful reductions in ventilator use.
Muscle biopsy data, including vector copy number, mRNA expression, and protein expression showed robust dose-dependent transduction, transcription and protein expression. All biopsies showed marked improvement in histopathological markers of disease, with a trend toward continued improvement in the Cohort 1 patient samples from the 24 to 48-week timepoints, and evidence of more rapid pathological improvement by week 24 in the Cohort 2 biopsy samples.
Safety results
AT132 was generally well-tolerated and showed a manageable safety profile across both dose groups. There were no new possibly or probably treatment-related serious adverse events, or SAEs, reported in Cohort 1. There were eight possibly or probably treatment-related SAEs reported in Cohort 2, including troponin I elevations, creatine kinase elevations, myocarditis, ST segment elevation, atrial tachycardia, hyperbilirubinemia, nausea, vomiting and fever. All SAEs were successfully managed and patients showed no evidence of clinical compromise. Results indicated no clinically meaningful differences in the safety and tolerability profile of AT132 between the 1x1014 vg/kg and 3x1014 vg/kg dose cohorts.
Crigler-Najjar and CASQ2-CPVT
We have undertaken a strategic review of our product candidates and plan to focus on those programs that have the potential to provide the greatest long-term value for patients and stockholders. With the addition of the DMD and DM1 product candidates to our pipeline, we plan to focus our future efforts on our rare neuromuscular disease programs, including XLMTM, Pompe disease, DMD and DM1, and explore outlicensing opportunities to continue to advance the important and promising gene therapies for Crigler-Najjar and CASQ2-CPVT.
License Agreements
We have built our portfolio of product candidates in part by engaging in license and collaboration agreements as well as strategic transactions with third parties. In July 2013, we entered into a license agreement with REGENXBIO Inc., or REGENXBIO, pursuant to which we obtained intellectual property rights related to AT132 and AT845. Under this arrangement, we are contractually committed to certain payments including (i) up to $8.8 million in combined development and regulatory milestone fees for each indication and each licensed product; (ii) up to $45.0 million in combined commercial milestone fees based on various annual aggregate net sales thresholds; and (iii) certain royalty payments.
Financial Overview
Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $128.8 million, $90.2 million and $59.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $49.4 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $368.9 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop and seek regulatory approval for our existing product candidates;

•	continue to develop our proprietary in-house manufacturing facility and capabilities;

•	hire additional clinical, scientific, management and administrative personnel;

•	seek regulatory and marketing approvals for any product candidates that we may develop;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	further expand our pipeline of potential product candidates;

•	acquire or in-license other assets and technologies; and

•
add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our administrative and compliance obligations as a public company.

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock, through the issuance and sale of our common stock pursuant to public offerings. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $375.0 million, which includes approximately $5.5 million of long-term investments.
To fund our current operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. There can be no assurance that we will ever be profitable or generate positive cash flow from operating activities.
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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
AT132 direct program costs	$5,708	$2,520
AT845 direct program costs	3,900	2,168
AT466 direct program costs	348	—
AT702 direct program costs	7,308	—
AT342 direct program costs	391	1,294
Personnel, non-program, and unallocated program costs(1)	22,182	13,909
Total research and development expenses	$39,837	$19,891

(1) Includes $0.3 million of costs related to our AT307 program three months ended March 31, 2018. In the first quarter of 2019, we decided to seek a third-party to develop the AT307 program. The costs we incurred for the AT307 program during the three months ended March 31, 2019 were immaterial.
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
Our critical accounting policies and estimates are detailed in the Management’s Discussion and Analysis of Financial Condition and Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of adopting Topic 842, Leases, are discussed in Note 2, Summary of Significant Accounting Policies, to the Unaudited Interim Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
Except as described in Note 2, Summary of Significant Accounting Policies, to the Unaudited Interim Condensed Consolidated Financial Statements, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2018, that are significant to us.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Operating expenses
Research and development	$39,837	$19,891	$19,946
General and administrative	11,993	6,519	5,474
Total operating expenses	51,830	26,410	25,420
Loss from operations	(51,830)	(26,410)	(25,420)
Interest income, net	2,472	859	1,613
Other expense, net	(33)	(20)	(13)
Net loss	$(49,391)	$(25,571)	$(23,820)

Research and Development
Research and development expenses increased by $19.9 million, or 100%, to $39.8 million for the three months ended March 31, 2019. The increase was primarily the result of a $6.7 million increase in license and milestone payments, primarily due to the in-licensing of AT702, a $3.9 million increase for facilities and overhead related costs primarily due to increased headcount and investment in manufacturing, a $3.5 million increase in manufacturing supplies expense, a $3.2 million increase in personnel costs, a $1.2 million increase for non-cash stock-based compensation expense due to increased headcount to support our growth and increasing fair values for stock option awards, a $0.9 million increase in consulting and professional services, and a $0.5 million increase in clinical trials cost.
Our AT132 and AT845 program expenses increased by $3.2 million and $1.7 million, respectively, as we increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for planned clinical trials.  In connection with the in-licensing of AT702, we incurred a one-time license fee of $7.0 million and $0.3 million in development expense during the three months ended March 31, 2019. Additionally, we initiated development activities for our AT466 program and incurred $0.3 million in expense during the three months ended March 31, 2019.
General and Administrative
General and administrative expenses increased by $5.5 million, or 84%, to $12.0 million for the three months ended March 31, 2019. The increase was primarily the result of a $1.0 million increase in stock-based compensation expense due to increased headcount and increasing fair values for stock option awards, a $0.8 million increase in personnel due to an increased headcount, a $0.8 million increase in consulting expense and professional services and a $2.8 million increase for facilities and overhead related costs to support our continued growth.
Interest Income, net
Interest income, net increased by $1.6 million, or 188%, to $2.5 million for the three months ended March 31, 2019, primary due to a higher cash balance as compared to the three months ended March 31, 2018 and our investment of funds received from our public equity offerings in fixed-income securities.

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
We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash and capital expenditure requirements through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(42,220)	$(24,592)
Cash provided by (used in) investing activities	28,026	(1,440)
Cash provided by financing activities	3,005	217,929
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,189)	$191,897

Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2019 was $42.2 million. Our net loss was $49.4 million, which was partially offset by noncash charges of $6.7 million, consisting primarily of $5.5 million of stock-based compensation expense and $1.7 million of depreciation and amortization expense, offset by $1.1 million primarily related to the accretion of discounts on marketable securities. The changes in our net operating assets and liabilities were primarily the result of a decrease in prepaid expenses and current assets of $1.8 million, an increase of $1.9 million in accounts payable and a decrease of $2.6 million in accrued liabilities. These changes are primarily based on timing of invoicing by our vendors and payments from us to them.
Cash used in operating activities for the three months ended March 31, 2018 was $24.6 million. Our net loss was $25.6 million, which was partially offset by noncash charges of $2.2 million, consisting primarily of $3.4 million of stock-based compensation expense, $1.1 million of depreciation and amortization expense, and a $2.3 million reduction in the fair value of the contingent acquisition consideration liability. The change in our net operating assets was primarily the result of a decrease in our accrued liabilities of $2.2 million, offset by an increase in accounts payable of $0.6 million and a decrease in prepaid expenses of

$0.3 million. These decreases in accrued liabilities are based on timing of invoicing for services, primarily for research and development expenses.
Cash Flows from Investing Activities
Cash provided by investing activities was $28.0 million for the three months ended March 31, 2019, primarily due to purchases of investments of $117.5 million and purchases of property, equipment and leasehold improvements of $1.3 million, offset by the proceeds of $146.8 million from the maturities of investments.
Cash used in investing activities was $1.4 million for the three months ended March 31, 2018, primarily due to purchases of property and equipment of $0.9 million and investments of $35.3 million, partially offset by the proceeds of $34.8 million from the maturities of investments.
Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2019 was related to proceeds of $3.0 million from the exercise of stock options.
Cash provided by financing activities for the three months ended March 31, 2018 were related to proceeds of $0.8 million from the exercise of stock options and net proceeds of $217.1 million from our follow-on offering.
Off-Balance Sheet Arrangements
At March 31, 2019, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Other Commitments
Lease Agreements
There were no significant changes to our lease agreements during the three months ended March 31, 2019 as compared to our previous disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.
License and Collaboration Agreements
During the three months ended March 31, 2019, the Company entered into an exclusive license agreement with Nationwide Children's Hospital related the Company's AT702 program. Pursuant to the agreement, the Company paid an upfront fee of $7.0 million and will be obligated to make certain milestone and royalty payments upon the achievement of developmental, regulatory and net sales milestones.
As of March 31, 2019, the Company is subject to contingent payments upon the achievement of certain development, regulatory and commercial milestones, totaling up to approximately $275.1 million across all of its licensing agreements. Of this amount, $77.9 million relates to the Company’s Crigler-Najjar and CASQ2-CPVT programs, for which the Company announced plans to explore outlicensing opportunities to continue development activities.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and investments of $375.0 million and $414.3 million as of March 31, 2019 and December 31, 2018, respectively, which consisted of bank deposits, money market funds and marketable fixed income securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of March 31, 2019 or December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, as well as the other information in this report, including our unaudited interim condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. This list is not exhaustive and the order and presentation does not reflect management’s determination of priority or likelihood. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and investors may lose all or part of their investment.
Risks Related to Product Development and Regulatory Approval
We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
We have invested substantially all of our efforts and financial resources in the identification and development of our AAV gene therapy technology platform and our portfolio of product candidates, which target a range of rare neuromuscular diseases, including X-Linked Myotubular Myopathy, or XLMTM, Pompe disease, Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1. Our ability to generate product revenue, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.
Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, significant marketing efforts and substantial investment to achieve all of the foregoing before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the U.S. Food and Drug Administration, or the FDA, or certain other foreign regulatory agencies, such as the European Medicines Agency, or EMA, before we may commercialize our product candidates.
The success of our product candidates depends on multiple factors, including:

•
successful completion of preclinical studies, including those compliant with Good Laboratory Practices, or GLP, toxicology studies, biodistribution studies and minimum effective dose studies in animals;

•
effective investigational new drug applications, or INDs, or Clinical Trial Authorizations, or CTAs, that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;

•	successful enrollment and completion of clinical trials compliant with current Good Clinical Practices, or GCPs;

•	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;

•	receipt of regulatory approvals from applicable regulatory authorities;

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

•	establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;

•	enforcement and defense of intellectual property rights and claims;

•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of our product candidates, if and when approved, by patients and the medical community;

•	our effective competition against other therapies available in the market;

•	establishment and maintenance of adequate reimbursement from third-party payors for our products; and

•	maintenance of a continued acceptable safety profile of our product candidates following approval.
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
Though viral vectors similar to ours have been evaluated by others in clinical trials, our product candidates only recently entered into human clinical trials, and we may experience unexpected or adverse results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable risk-benefit profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results, and if we report interim safety and efficacy results from an ongoing clinical trial, we may not be able to confirm these results upon full analysis of the complete trial data. For example, in ASPIRO, an ongoing Phase 1/2 clinical trial of AT132 in XLMTM patients, we have reported encouraging interim data. However, the interim dataset from ASPIRO will differ from the final datasets upon which global regulatory decisions will be based. Potential reasons for these differences include, but are not limited to:

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
Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and there is a high failure rate for product candidates proceeding through clinical trials. Our product candidates may fail in late-stage clinical development if they do not show the desired safety and efficacy, even if they have successfully advanced through initial clinical trials. In addition, data obtained from preclinical studies and clinical trials are subject to varying interpretations. If agencies such as the FDA or EMA interpret data from our development programs differently than we do, the regulatory approval of our product candidates may be delayed, limited or prevented.
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
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.
From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of achieving these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
the FDA and other governmental health authorities, Institutional Review Boards, or IRBs, or ethics committees may not authorize or may delay authorizing us or our investigators to commence a clinical trial or conduct a clinical trial at all or at a prospective trial site, such as by requiring us to conduct additional preclinical studies and to submit additional data or imposing other requirements before permitting us to initiate or continue a clinical trial. For example, in early 2019 our collaborators at Nationwide Children’s Hospital, or Nationwide Children’s, submitted an IND for AT702 to treat DMD in patients with duplications of exon 2 and mutations in exons 1-5 of the dystrophin gene, and the FDA requested additional preclinical work prior to authorizing the initiation of clinical development;

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

•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

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

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapy studies that raise safety or efficacy concerns broadly about the field of gene therapy, or about our product candidates specifically. For example, we have reported that a series of adverse events have occurred in ASPIRO, the Phase 1/2 clinical trial in patients with XLMTM, several of which have been deemed to be possibly or probably related to treatment with AT132. In our Pompe disease program, we conducted a toxicology study in non-human primates during which we observed an unexpected and dose-dependent safety signal with a prototype version of AT845, which resulted in early termination of the study. We are currently conducting IND-enabling studies of AT845, a redesigned vector for Pompe disease, and plan to submit the IND to the FDA in the third quarter of 2019. Additionally, in January 2018, an academic gene therapy researcher published results from non-GLP studies conducted in a small number of non-human primates and piglets, utilizing AAV vectors with different capsid serotypes and transgenes than those we use in our product candidates. These publications cited concerns about the potential risks of high systemic doses of AAV gene therapy products. We have not observed similar results in any of our non-clinical studies with our candidate vectors, and continue to conduct preclinical studies and clinical trials across our portfolio of product candidates. If we observe unexpected safety signals in these studies or trials, we may decide, or regulatory authorities may require us, to delay or halt further development of our product candidates.
Our product candidates are based on a novel AAV gene therapy technology with which there is limited clinical experience to date, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
Our product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. There can be no assurance that any development problems we or other gene therapy companies experience in the future related to gene therapy technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical trial requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, EMA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only one gene therapy product has been approved in the United States and only two gene therapy products have been approved in Europe, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union, or EU, or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.
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
Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. Our planned clinical trials may be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC, even though none have been required to date. As of April 2016, the new NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (IRB or the Institutional Biosafety Committee, or IBC) to request a public RAC review based on their own review of the protocol and NIH requirements.  Regardless of the request for public review, NIH makes its own assessment as to whether the protocol would significantly benefit from a public RAC review. The NIH’s recommendations are shared with the FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body approval can be issued. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.
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
Prior to commercialization, our product candidates must be approved by the FDA pursuant to a BLA in the United States and by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.
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

•
our manufacturing facilities, or those of third-party manufacturers with which we contract or procure certain services or raw materials, may not be adequate to support approval of our product candidates; and

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
Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.
Further, the regulatory authorities may require concurrent approval or the CE mark, indicating conformity with applicable European Community directives, of a companion diagnostic device. For the product candidates we currently are developing, we believe that diagnoses based on symptoms, in conjunction with existing genetic tests developed and administered by laboratories certified under the Clinical Laboratory Improvement Amendments, are sufficient to diagnose patients and will be permitted by the FDA. For future product candidates, however, it may be necessary to use FDA-cleared or FDA-approved diagnostic tests to diagnose patients or to assure the safe and effective use of product candidates in trial subjects. The FDA refers to such tests as in vitro companion diagnostic devices. In August 2014, the FDA issued a final guidance document describing the agency’s current thinking about the development and regulation of in vitro companion diagnostic devices. The final guidance articulates a policy position that, when an in vitro diagnostic device is essential to the safe and effective use of a therapeutic product, the FDA generally will require approval or clearance of the diagnostic device at the same time that the FDA approves the therapeutic product. At this point, it is unclear how the FDA will apply this policy to our current or future gene therapy product candidates. Should the FDA deem genetic tests used for diagnosing patients for our therapies to be in vitro companion diagnostics requiring FDA clearance or approval, we may face significant delays or obstacles in obtaining approval of a BLA for our product candidates. In the EU, the European Commission has proposed substantial revisions to the current regulations governing in vitro diagnostic medical devices. If adopted in their current form, these revisions may impose additional obligations on us that may impact the development and authorization of our product candidates in the EU.
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
We have invested in our own state-of-the-art cGMP manufacturing facility in South San Francisco, California, where we are developing and implementing novel production technologies to supply our preclinical studies and clinical trials. We believe that development of an internal manufacturing capability provides us with enhanced control of material supply for preclinical studies and clinical trials and commercial markets, enables the more rapid implementation of process changes and allows for better control over manufacturing-associated expenses and intellectual property. However, we have limited experience as a company in developing a manufacturing facility and there exist only a small number of CMOs with the experience necessary to manufacture our product candidates. We may have difficulty hiring experts to staff and operate our internal manufacturing facility or finding and maintaining relationships with external CMOs and, accordingly, our production capacity could be limited. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, delays in implementation of novel in-house technologies or scale-up activities, labor shortages, natural disasters, including earthquakes, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy. The occurrence of any of these factors could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.
Before we may initiate a clinical trial of our product candidates, we must demonstrate to the FDA that the CMC for our product candidates meets applicable requirements, and in the EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. In addition, we must pass a pre-approval inspection of our manufacturing facility by the FDA before any of our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMPs and other regulations, and perform extensive audits of vendors, contract laboratories and suppliers. If we or any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMPs or other regulations, we may experience delays or disruptions in manufacturing while we work to remedy the noncompliance, or while we work to identify suitable replacement vendors. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. Any of these challenges could delay initiation of, or completion of, clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.
We may not be successful in our efforts to build a pipeline of additional product candidates.
Our business model is centered on applying our AAV gene therapy technology platform and expertise in rare neuromuscular diseases to develop and advance a broad portfolio of gene therapy product candidates across multiple modalities through development into commercialization. We may not be able to identify and develop new product candidates, and even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not receive regulatory approval. For example, during preclinical or clinical development, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.
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
Known side effects of treatment with gene therapy products include an immunologic reaction early after administration that could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment, including the development of a T-cell-mediated immunological response, most often seen affecting the liver.  In ASPIRO, our Phase 1/2 clinical trial of AT132, we have seen several adverse events, or SAEs, that were deemed to be probably or possibly related to treatment, including elevations of liver enzymes, a signal that a T-cell mediated immune response has likely occurred.  At our May 2019 ASPIRO update, we reported a series of adverse events that were deemed to be SAEs.  These included troponin I elevations, creatine kinase elevations, myocarditis, ST segment elevation, atrial tachycardia, hyperbilirubinemia, nausea, vomiting and fever.  To date, all of the reported adverse events in ASPIRO have resolved without treatment or been controlled by treatment.  However, if we are unable to clinically manage potential safety events in the future, we may decide or be required to halt or delay further clinical development of our product candidates.
In addition to side effects caused by a product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.
Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by any of our products, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label of such product;

•	we may be required to change the way such a product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
Any of these occurrences may harm our business, financial condition and prospects significantly.
The diseases we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.
Genetic diseases generally, and especially those that our product candidates are designed to address, have low rates of incidence and prevalence. For example, we estimate that the incidence of XLMTM is approximately one in 40,000 to one in 50,000 male births, the incidence of Pompe disease is approximately one in 40,000 births, the incidence of DM1 is approximately one in 8,000 births, and the incidence of DMD is approximately one in 3,500 to one in 5,000 male births. In addition, as we pursue increasingly precise forms of genetic medicines, the number of patients we can treat with a single product candidate may be less than the estimated patient population. For example, we estimate that AT702, our lead product candidate in DMD, may be able to treat up to approximately 6% of DMD patients that have genotypes amenable to exon 2 skipping or with mutations in exons 1-5 of the dystrophin gene. To address patients amenable to exon 51 and 53 skipping, we are developing separate product candidates, AT751 and AT753, respectively. In combination, these three product candidates may be able to treat up to approximately 25% of DMD patients, and we would need to develop additional product candidates to treat other mutations utilizing our vectorized exon skipping approach. In total, we estimate that up to 80% of DMD patients may have genotypes amenable to exon skipping approaches. In addition, some of our potential patients may have neutralizing antibodies to the AAV capsid serotypes we employ, which may limit our ability to treat them, or affect the therapeutic efficacy of our product candidates once administered. Working in rare genetic diseases poses unique challenges versus more conventional drug development for primary care markets, including the timely recruitment and enrollment of a sufficient number of eligible patients into clinical trials. Further, because newborn screening for certain of the diseases that our product candidates are designed to address is not widely adopted, and it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our trials. Patient enrollment into clinical trials may be affected by other factors including:

•	the ability to identify and recruit patients that meet study eligibility and exclusion criteria;

•	the severity of the disease under investigation;

•	design of the study protocol;

•	the perceived risks, benefits and convenience of administration of the product candidate being studied;

•	our efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians; and

•	the proximity and availability of clinical trial sites to prospective patients.
Our inability to enroll a sufficient number of patients for our planned clinical trials would result in significant delays and could require us to not initiate or abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.
Additionally, our projections of the number of patients living with the rare diseases our product candidates are designed to address, as well as the subset of those patients who have the potential to benefit from our product candidates, are based on estimates. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final labeling for each of our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Our product candidates may potentially be dosed on a one-time basis, which means that patients who enroll in our clinical trials may not be eligible to receive our product candidates on a commercial basis if they are approved, leading to lower revenue potential.
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
We have received Fast Track Designation for AT132, and in the future, we may seek additional Fast Track Designations for other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.
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
As part of our business strategy, we have sought and received Orphan Drug Designation for AT132 in the United States and Europe. Both the FDA and EMA have granted orphan drug designation to a prototype version of AT845, which we plan to update to reflect the final construct we intend to advance into clinical trials. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity.
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
Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or new drug application, or NDA, for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. In July 2017, the FDA notified us that we obtained a Rare Pediatric Disease designation for AT132 for the treatment of XLMTM. If a product candidate is designated before October 1, 2020, as is the case with AT132, it is eligible to receive a voucher if it is approved before October 1, 2022. However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain priority review vouchers prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.
We rely on third parties to conduct our preclinical studies and clinical trials, and rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
Although we have recruited a team that has experience with clinical trials, as a company we have limited experience in conducting clinical trials. Moreover, we do not have the ability to independently conduct preclinical studies and clinical trials, and we have relied upon, and plan to continue to rely upon medical institutions, clinical investigators, contract laboratories and other third parties, or our CROs, to conduct preclinical studies and clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical studies and clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.
We and our CROs will be required to comply with regulations, including GCPs for conducting, monitoring, recording and reporting the results of preclinical studies and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements of cGMP regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.
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
Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, compliance with cGMPs, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, and requirements regarding the distribution of samples to physicians and recordkeeping.
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
Non-compliance with U.S., European and other requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with U.S., European and other governmental requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
Our product candidates for which we intend to seek approval may face competition from biosimilars sooner than anticipated.
With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA. To date a handful of biosimilar products and no interchangeable products have been approved under the BPCIA. However, the law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The current federal administration has indicated an intent to repeal the ACA. The President has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. These actions and the uncertainty about the future of the ACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
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
The insurance coverage and reimbursement status of newly-approved gene therapy products is uncertain. We may not be able to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved.
It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for our product candidates, as gene and cell therapies are novel products that are generally anticipated to establish premium pricing and are initially intended as a one-time single administration. In the United States, there has been a small number of gene and cell therapy products approved for marketing by the FDA (all in 2017). While there is no body of established pricing and reimbursement practices for these novel gene and cell therapy products, and no uniform policy of coverage and reimbursement exists among third-party payors, these products may establish a pricing and reimbursement precedent for our product candidates, if approved. The Centers for Medicare and Medicaid Services, or CMS, administers the Medicare and Medicaid programs, which are increasingly used as models for how private payors develop their coverage and reimbursement policies, but coverage and reimbursement for products can differ significantly from payor to payor. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for a fundamentally novel gene therapy product such as ours, or how the CMS’s decision will affect our ability to obtain coverage and adequate reimbursement from other third-party payors, if any of our product candidates receive FDA approval. Moreover, reimbursement agencies in the European Union may be more conservative than the CMS. For example, several cancer drugs have been approved for reimbursement in the United States but have not been approved for reimbursement in certain European Union Member States.
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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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
The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, disruption in utility services, human error, disruptions in the operations of our suppliers, or natural disasters. We currently manufacture all of our preclinical study and clinical trial material at our internal cGMP manufacturing plant located in South San Francisco, and, if approved, we plan to manufacture the commercial supply of AT132 at this same facility. We do not currently have redundant manufacturing capabilities, and if we encounter any production interruptions at our facility, it could be detrimental to our ability to conduct ongoing operations and otherwise harm our business, financial condition, results of operations and business prospects.

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
Any problems in our manufacturing process or facilities could result in delays in our planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger biotechnology and pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in our manufacturing process could restrict our ability to meet potential future market demand for our products.
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
Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our or our third-party vendors' ability to produce our gene therapies on schedule and could therefore harm our results of operations and cause reputational damage.
The raw materials required in our and our third-party vendor manufacturing processes are derived from biological sources. There can be no assurance that we or our third-party vendors have, or will be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines.
We rely on third-party suppliers for the supply and manufacture of certain components of our technology. Should our ability to procure these material components from our suppliers be compromised, our ability to continuously operate would be impaired until an alternative supplier is sourced, qualified and tested, which could limit our ability to produce the necessary clinical and commercial supply of our product candidates and harm our business.
We do not have complete control over any current or future third-party manufacturers’ processes and compliance with applicable regulations.
Despite having our own internal cGMP manufacturing capability, we may at times utilize third-party manufacturers to increase our manufacturing capacity or for redundancy purposes. Third-party manufacturers may not have the experience or ability to produce our product candidates at clinical or commercial scales within our planned timeframe and cost parameters, and such manufacturers may run into technical or scientific issues that we may be unable to resolve in a timely manner or with available funds.
Additionally, the manufacturing of product candidates for clinical and commercial purposes must comply with the cGMP and other relevant regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Third-party manufacturers must demonstrate to the FDA that they can make the product candidate in accordance with the cGMP requirements as part of a pre-approval inspection prior to FDA approval of the product candidate. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any third-party manufacturer fails to comply with FDA or applicable foreign regulatory requirements, we would be subject to possible regulatory action, which could limit the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition and results of operations may be materially harmed.
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
Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the cost of treatment relative to alternative treatments;

•	the clinical indications for which the product candidate is approved by the FDA, EMA or other regulatory authorities;

•	the willingness of physicians to prescribe new therapies;

•	the willingness of the target patient population to try new therapies;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	the timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third-party payor coverage and adequate reimbursement.
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
The biotechnology and pharmaceutical industries, including the gene therapy field, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing gene therapies in various indications as well as several companies addressing other methods for modifying genes and regulating gene expression. We may also face competition from large and specialty biotechnology and pharmaceutical companies, academic research institutions, government agencies and public and private research institutions. To our knowledge, other therapies, products or product candidates currently in development include:
For the treatment of XLMTM, Valerion Therapeutics, LLC, or Valerion, is studying VAL-0620, a fusion protein consisting of an antibody linked to MTM1. Preclinical evaluation of this approach in the MTM1 murine model demonstrated improvements in both muscle structure and function, as reported in a 2013 publication. Working in collaboration with IONIS Pharmaceuticals, Inc., or Ionis, Dynacure S.A.S., or Dynacure, is studying Dyn101, an antisense oligonucleotide designed to downregulate the expression of the DNM2 protein as a potential treatment for centronuclear myopathies. Preclinical evaluation of this approach in a MTM1 knockout mouse model demonstrated a reduction of DNM2 protein expression in muscle, correction of muscle pathology and extended lifespan of affected mice. Neither the Valerion or Dynacure programs have been reported to have progressed to clinical development.
For the treatment of Pompe disease, the current standard of care is enzyme replacement therapy (ERT) with recombinant GAA protein. Genzyme Corporation, or Genzyme, currently markets MYOZYME and LUMIZYME, which are ERTs for the treatment of Pompe disease. Multiple companies, including Genzyme, Amicus Therapeutics, Inc., or Amicus, Valerion and Oxyrane UK Limited, are currently reported to be developing next generation ERT to treat Pompe disease. The furthest advanced of these is neoGAA from Genzyme. In addition, there are currently six companies researching alternative gene therapy approaches to treating Pompe disease, including Spark Therapeutics, Inc., AVROBIO, Inc., Lacerta Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Amicus and Actus Therapeutics, Inc., or Actus. Of these, only Actus has reported the initiation of a Phase 1/2 human clinical trial.
For the treatment of DMD, there are several genetic medicines approaches being pursued. Sarepta Therapeutics, Inc., or Sarepta, has been evaluating multiple technologies, including naked antisense oligonucleotide, or ASO, therapies, and has received approval of Exondys51 (eteplirsen) for patients with DMD genotypes amenable to exon 51 skipping. Sarepta has other exon skipping product candidates in development, including one for exon 53 skipping for which an NDA has been filed, one for exon 45 skipping which has been reported to be in phase 3 development, and one for exon 52 skipping which has been reported to be in preclinical development. Sarepta, Pfizer Inc., and Solid Biosciences, Inc. are each in clinical development with AAV-based microdystrophin gene replacement product candidates. Sarepta is also pursuing a surrogate gene therapy program, overexpressing the GALGT2 gene, and is in early clinical development. Exonics Therapeutics, Inc. and Editas Medicine, Inc. are in preclinical development with CRISPR/Cas 9 gene editing approaches to DMD. Wave Life Sciences, Inc., or Wave Life Sciences, is reported to be in a Phase 1/2 trial with an exon skipping approach utilizing stereopure ASOs. Wave Life Sciences has reported pursuing product candidates to skip exons 51, 55, 53, 45, 44 and 52.
For DM1, there is no currently approved disease modifying therapy, and patients are frequently treated with different drugs to address certain symptoms of the disease. AMO-Pharma, Ltd. has reported that it has completed a Phase 2 study in patients with congenital and childhood DM1 with Tideglusib (AMO-02), a glycogen synthase kinase 3 beta enzyme inhibitor that influences CUGBP1 activity. Several companies and academic institutions have also reported programs in DM1, but none have yet progressed to clinical trials. These include Wave Life Sciences and Ionis that are pursuing antisense oligonucleotide-based technologies, Genethon, and Locana, Inc. that are pursuing gene/RNA editing technologies, Expansion Therapeutics, Inc. that is pursuing a CUG-repeat targeting small molecule, and Dyne Therapeutics Inc. that is pursuing an antibody-targeted oligonucleotide therapy.
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

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause investors to lose all or part of their investment.
The pricing, insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
Our target indications have small patient populations. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.
We expect the price for a single administration of gene therapy products, such as those we are developing, to be substantial when and if they achieve regulatory approval. Therefore, we expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any of our product candidates will depend substantially, both domestically and internationally, on the extent to which the price for our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by CMS, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be less than in the United States and may be insufficient to generate commercially reasonable revenues and profits.
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
We have in the past, and may in the future, decide to collaborate with non-profit organizations, universities, and pharmaceutical and biotechnology companies for the development and potential commercialization of existing and new product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.
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
In December 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.
Further, the recently enacted comprehensive tax legislation, among other things, reduces the orphan drug tax credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.
Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the recently enacted federal tax law.
We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.
We are an early-stage biotechnology company with a limited operating history on which investors may base their investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates, and have funded our operations to date through proceeds from sales of our preferred stock and common stock.
We have incurred net losses in each year since our inception. We incurred a net loss of $49.4 million for the three months ended March 31, 2019 and net losses of $128.8 million and $90.2 million for the years ended December 31, 2018 and 2017, respectively. As of March 31, 2019, we had an accumulated deficit of $368.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities, together with anticipated general and administrative expenses for all of the foregoing. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.
We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of our products. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.
We will require substantial future capital in order to complete planned and future preclinical and clinical development of our current and future product candidates, if any, and potentially commercialize these product candidates. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with expanding staff and operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.
Our operations have consumed significant amounts of cash since inception. As of March 31, 2019, our cash, cash equivalents and marketable securities were $375.0 million, which includes short-term investments of $236.3 million and long-term investments of $5.5 million.
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
Our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, to achieve our business objectives, we will need to continue to rely on additional financing, which may not be available to us on acceptable terms, or at all.
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
Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates and future products, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.
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
The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. For example, we have licensed certain intellectual property rights from Genethon, and the Genethon patent families were filed only in the United States, and therefore these patent families will not provide patent protection outside the United States. While other patent families include foreign counterparts, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. If any of our product candidates are approved by the FDA as a biological product under a BLA in the United States, we believe the product would qualify for a 12-year period of exclusivity. Moreover, our exclusive licenses are subject to retained rights, which may adversely impact our competitive position. As a result, our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar versions of such products. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties, such as outside our field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.
Other parties have developed technologies that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether the inventors of our licensed patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Further, there can be no assurance that all of the potentially relevant prior art relating to our licensed patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty.
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
We seek to expand our product candidate pipeline in part by in-licensing the rights to key technologies, including those related to gene delivery. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. There can be no assurance that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.
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
If we breach any of the agreements under which we license the use, development and commercialization rights to our product candidates or technology from third parties, we could lose license rights that are important to our business. We currently hold licenses or other rights for certain intellectual property, such as from REGENXBIO relating to various AAV vectors, from Genethon related to XLMTM, and from Nationwide Children’s related to DMD and DM1.
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
All of our product candidates incorporate intellectual property licensed from or based upon licenses from third parties. If any of these license or sublicense agreements are terminated or interpreted to narrow our rights, or if we need to acquire of license additional patents or other intellectual property for our product candidates, our ability to advance our product candidates or develop new product candidates based on these technologies will be materially adversely affected.
We now depend, and will continue to depend, on licenses and sublicenses from third parties and potentially on other strategic relationships with third parties for the research, development, manufacturing and commercialization of our product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

•	lose our rights to develop and market our product candidates;

•	lose patent or trade secret protection for our product candidates;

•	experience significant delays in the development or commercialization of our product candidates;

•	not be able to obtain any other licenses on acceptable terms, if at all; or

•	incur liability for damages.
Additionally, even if not terminated or breached, our intellectual property licenses or sublicenses may be subject to disagreements over contract interpretation which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations.
Moreover, licenses to additional third-party intellectual property, technology and materials may be required for our development programs but may not be available in the future or may not be available on commercially reasonable terms. For example, our license agreements with REGENXBIO cover the use of certain AAV vectors for specific indications, including XLMTM and Pompe disease. We may need to enter into additional licenses to cover the use of the AAV vectors we use for our product candidates for the treatment of DMD and DM1 if the relevant patents are in force at the time of commercialization of our applicable product candidates. Such licenses may not be available on commercially reasonable terms, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to any third-party intellectual property rights that are required for the development and commercialization of any of our other product candidates, and such third-party intellectual property rights are successfully asserted against us, we may be liable for damages, which may be significant, and we may be required to cease the development and commercialization of such product candidates. Moreover, even if we are able to obtain such licenses, they may only be non-exclusive, which could permit competitors and other third parties to use the same intellectual property in competition with us.
If we experience any of the foregoing, it could have a materially adverse effect on our business and could force us to cease operations which could cause investors to lose all of their investment.
We are required to pay certain royalties under our license agreements with third-party licensors, and we must meet certain milestones to maintain our license rights.
Under our license agreements with REGENXBIO and our recently established license and collaboration agreement with Nationwide Children’s, we will be required to pay royalties based on our net revenues from sales of our products utilizing the technologies. These royalty payments could adversely affect the overall profitability for us of any product candidates that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates and in the raising of funding. In addition, these agreements contain development obligations and we may not be successful in meeting all of the obligations in the future on a timely basis or at all. We may need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements. Delay or failure by any such third parties could adversely affect the continuation of our license agreements with third-party licensors.
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
Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. For example, third parties may claim that the AAV vector we are developing for use in certain of our product candidates are covered by patents held by them. Even if we believe such claim, or other intellectual property claims alleged by third parties, are without merit, there is no assurance that we would be successful in defending such claims. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize our product candidates covered by the asserted third-party patents. If we were to challenge the validity of an issued U.S. patent in court, such as an issued U.S. patent of potential relevance to some of our product candidates or future products or manufacture or methods of use, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.
Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, to infringe a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our future products or force us to cease some of our business operations, which could materially harm our business. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our products in one or more foreign countries and/or be required to pay monetary damages for infringement or royalties in order to continue marketing. Claims that we have misappropriated the confidential information, trade secrets or other intellectual property of third parties could have a similar negative impact on our business. Any of these outcomes would have a materially adverse effect on our business.
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
Many of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. For example, we have licensed certain intellectual property rights from Genethon, and the Genethon patent families were only filed in the United States, and therefore these patent families will not provide patent protection outside the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, enacted in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective in March 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.
The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court ruled that a “naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” and invalidated Myriad Genetics’ patents on the BRCA1 and BRCA2 genes. Certain claims of our licensed patents relate to isolated AAV vectors, capsid proteins, or nucleic acids. To the extent that such claims are deemed to be directed to natural products, or to lack an inventive concept above and beyond an isolated natural product, a court may decide the claims are invalid under Myriad. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical trials management. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
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
We are highly dependent on the expertise of Matthew Patterson, our Chief Executive Officer, Natalie Holles, our President and Chief Operating Officer, and our other executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
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
While our management has previously been, and will continue in the future to be, required to perform an evaluation of our internal control over financial reporting, our independent registered public accounting firm was not required to perform such an evaluation prior to the year ended December 31, 2018, which is the date we were no longer an emerging growth company. Accordingly, we are required to include in each of our Annual Reports on Form 10-K an attestation report on internal control over financial reporting issued by our independent registered accounting firm. There can be no assurance that we or our independent registered auditors will not in the future identify one or more material weaknesses in our internal control over financial reporting, which may have a negative impact on our ability to timely and accurately produce financial statements or which may negatively impact the confidence level of our stockholders and other market participants with respect to our ability to produce timely and accurate financial statements.

To the extent necessary, implementing any future changes to our internal controls may distract our executive officers and other employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to raise new capital or effectively market and sell our product candidates once they are approved for commercial sale.
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
Additionally, as we are no longer an emerging growth company, we need to comply with additional disclosure and reporting requirements, including accelerated filing deadlines and an attestation report on internal control over financial reporting as of each fiscal year-end issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our annual proxy statement and at our 2019 annual meeting of stockholders we will hold a nonbinding advisory vote on executive compensation at our annual meetings of stockholders. We will take into account the outcome of this vote in determining the frequency at which we conduct future nonbinding advisory votes on executive compensation.
Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly.
Future acquisitions or strategic alliances could disrupt our business and harm our financial condition and operating results.
We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. There can be no assurance that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions include:

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, or a prolonged government shutdown, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services or products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, collaborators and other contractors or consultants may become vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we do not believe we have experienced any such material system failure, or accident, and are unaware of any security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed.
We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential information, damage our reputation, and subject us to significant financial and legal exposure.
Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud and/or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, financial loss and the misappropriation of confidential business information, including financial information, trade secrets and corporate strategic plans. We do not believe we have experienced a material compromise of our data or information systems. However, although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our operating results and financial condition.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
We currently maintain product liability insurance coverage of up to $10.0 million, which may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we expand clinical trials and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell shares of our common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including:

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
Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be investors' sole source of gain.
We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will be limited to the appreciation of stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in value of the stock. There can be no assurance that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan, also known as a “poison pill”;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit cumulative voting; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
Any of these provisions of our charter documents or Delaware law could, under certain circumstances, depress the market price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
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

AUDENTES THERAPEUTICS, INC.

Date:	May 7, 2019	By:	/s/ Matthew Patterson
Matthew Patterson Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2019	By:	/s/ Thomas Soloway
Thomas Soloway Chief Financial Officer (Principal Financial and Accounting Officer)