Form 10-Q
period 2019-06-30
Audentes Therapeutics, Inc.
filed 2019-08-07
CIK 1628738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission File Number: 001-37833
__________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:
As of August 1, 2019, there were 45,442,083 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$98,995	$144,349
Short-term investments	279,643	269,958
Prepaid expenses and other current assets	14,203	5,465
Total current assets	392,841	419,772
Restricted cash - long-term	3,748	3,748
Property and equipment, net	37,467	32,099
Right of use assets	25,577	—
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	6,850	5,305
Total assets	$478,114	$472,555
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,181	$8,123
Accrued liabilities	16,897	12,928
Operating lease liabilities	3,247	—
Contingent acquisition consideration payable	—	2,345
Deferred rent	—	456
Total current liabilities	27,325	23,852
Deferred rent - long-term	—	4,720
Asset retirement obligation - long-term	226	215
Operating lease liabilities - long-term	27,444	—
Contingent acquisition consideration payable - long-term	2,403	—
Deferred tax liability, net	1,014	1,014
Total liabilities	58,412	29,801
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of June 30, 2019 (unaudited) and December 31, 2018; 0 shares issued and outstanding as of June 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of June 30, 2019 (unaudited) and December 31, 2018; 45,384,111 and 43,546,786 shares issued and outstanding as of June 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Additional paid-in capital	833,101	762,284
Accumulated deficit	(413,625)	(319,470)
Accumulated other comprehensive income (loss)	226	(60)
Total stockholders' equity	419,702	442,754
Total liabilities and stockholders' equity	$478,114	$472,555

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:	Unaudited
Research and development	$37,299	$26,348	$77,136	$46,239
General and administrative	9,778	6,281	21,771	12,800
Total operating expenses	47,077	32,629	98,907	59,039
Loss from operations	(47,077)	(32,629)	(98,907)	(59,039)
Interest income, net	2,353	1,294	4,825	2,153
Other expense, net	(40)	(32)	(73)	(52)
Net loss	(44,764)	(31,367)	(94,155)	(56,938)
Unrealized gains on investments, net	159	51	286	37
Comprehensive loss	$(44,605)	$(31,316)	$(93,869)	$(56,901)
Net loss per share, basic and diluted	$(1.01)	$(0.85)	$(2.14)	$(1.59)
Weighted-average number of shares used in computing net loss per share, basic and diluted	44,426,279	36,935,940	44,028,010	35,765,506

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,546,786	$—	$762,284	$(319,470)	$(60)	$442,754
Issuance of common stock upon exercise of stock options	213,891	—	3,005	—	—	3,005
Stock-based compensation expense	—	—	5,500	—	—	5,500
Net loss	—	—	—	(49,391)	—	(49,391)
Unrealized gain on investments, net	—	—	—	—	127	127
Balance at March 31, 2019	43,760,677	—	770,789	(368,861)	67	401,995
Issuance of common stock upon exercise of stock options	141,316	—	1,673	—	—	1,673
Issuance of common stock pursuant to ESPP purchases	38,328	—	767	—	—	767
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	24,439	—	(567)	—	—	(567)
Stock-based compensation expense	—	—	6,131	—	—	6,131
Issuance of common stock, net of $1,695 in issuance costs	1,419,351	—	54,308	—	—	54,308
Net loss	—	—	—	(44,764)	—	(44,764)
Unrealized gain on investments, net	—	—	—	—	159	159
Balance at June 30, 2019	45,384,111	$—	$833,101	$(413,625)	$226	$419,702

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	29,901,368	$—	$347,327	$(190,649)	$(80)	$156,598
Issuance of common stock upon exercise of stock options	183,692	—	807	—	—	807
Stock-based compensation expense	—	—	3,385	—	—	3,385
Issuance of common stock, net of $14,201 in issuance costs	6,612,500	—	217,237	—	—	217,237
Net loss	—	—	—	(25,571)	—	(25,571)
Unrealized loss on investments, net	—	—	—	—	(14)	(14)
Balance at March 31, 2018	36,697,560	—	568,756	(216,220)	(94)	352,442
Issuance of common stock upon exercise of stock options	141,828	—	1,139	—	—	1,139
Issuance of common stock upon exercise of warrants	5,800	—	—	—	—	—
Stock-based compensation expense	—	—	4,097	—	—	4,097
Issuance of common stock, net of $292 in issuance costs	400,024	—	14,602	—	—	14,602
Net loss	—	—	—	(31,367)	—	(31,367)
Unrealized gain on investments, net	—	—	—	—	51	51
Balance at June 30, 2018	37,245,212	$—	$588,594	$(247,587)	$(43)	$340,964
See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:	Unaudited
Net loss	$(94,155)	$(56,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,719	2,410
Amortization of right-of-use assets	1,248	—
Stock-based compensation	11,631	7,482
Accretion of discount on marketable securities	(2,040)	(346)
Change in fair value of contingent acquisition consideration payable	58	(2,343)
Other	15	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(233)	(1,567)
Other assets	(1,545)	—
Accounts payable	(1,228)	(209)
Accrued liabilities	796	1,847
Deferred rent	—	1,687
Operating lease liabilities	(1,310)	—
Net cash used in operating activities	(83,044)	(47,944)
Cash flows from investing activities:
Purchases of property and equipment	(5,641)	(5,370)
Proceeds from maturities of marketable securities	256,953	79,880
Purchases of marketable securities	(264,312)	(84,798)
Net cash used in investing activities	(13,000)	(10,288)
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP purchase	5,203	1,946
Proceeds from issuance of common stock, net of issuance costs	46,045	231,724
Tax paid related to net share settlement of equity awards	(558)	—
Net cash provided by financing activities	50,690	233,670
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,354)	175,438
Cash, cash equivalents and restricted cash at beginning of period	148,097	42,661
Cash, cash equivalents and restricted cash at end of period	$102,743	$218,099

Noncash investing and financing activities:
Change in accounts payable and accrued liabilities related to property and equipment purchases	$3,450	$2,015
Change in prepaid expenses and other current assets related to equity issuances and option exercises	$8,505	$—
Right-of-use assets obtained in exchange for lease obligations	$5,155	$—
See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation
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
Need for Additional Capital
The Company has incurred net losses from operations since inception and as of June 30, 2019, had an accumulated deficit of $413.6 million. The Company expects that its development activities will continue to generate operating losses over the next several years.
Common Stock Sales Agreement
In March 2018, the Company filed an automatic universal shelf registration statement. Pursuant to the registration statement, the Company entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million. Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cowen would use its commercially reasonable efforts to sell the shares from time to time, based upon the Company’s instructions. Sales of the Company’s common stock, if any, would be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Stock Market or any other existing trading market for the common stock, at market prices or as otherwise agreed with Cowen. Under the sales agreement, Cowen would be entitled to a commission of up to 3% of the gross proceeds per share sold. The Company has no obligation to sell any shares under the sales agreement and may, at any time, suspend offers under the sales agreement or terminate the sales agreement by giving written notice as specified in the sales agreement.
During the six months ended June 30, 2019, the Company sold 1,419,351 shares of common stock under the ATM for aggregate net proceeds of $54.3 million, $8.3 million of which was recorded as a receivable in prepaids and other current assets as of June 30, 2019, due to the settlement occurring in July 2019. As of June 30, 2019, there was approximately $78.6 million (excluding commissions) available for future sales pursuant to the ATM.
Liquidity
As of June 30, 2019, the Company had approximately $378.6 million of cash, cash equivalents and marketable securities, consisting of $99.0 million of cash and cash equivalents and $279.6 million of marketable securities. The Company believes that its balance of cash, cash equivalents and investments as of June 30, 2019 is sufficient to fund its current operational plan for at least the next twelve months from the issuance of these financial statements, though it may pursue additional capital through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. If financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. In addition, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies
The Company's significant accounting policies are detailed in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies disclosed in Note 2 - Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Basis of Preparation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
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
Accounting Pronouncements Adopted in 2019
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in ASC 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and the Company early adopted the standard on January 1, 2019. See Note 5 for further disclosure.
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

Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $25.6 million and $30.7 million, respectively, on the Company’s condensed consolidated balance sheet as of June 30, 2019. However, the adoption of the new standard did not have an impact on the Company’s beginning accumulated deficit, statement of operations or cash flows. For additional information regarding the Company’s leases, see Note 9 in the notes to the condensed consolidated financial statements.

3.	Investments
Investments consist of available-for-sale marketable securities as follows (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Unaudited)
Money market funds	$49,116	$—	$—	$49,116
Commercial paper	96,724	4	(14)	96,714
Corporate securities	103,186	189	(5)	103,370
U.S. treasury bills	9,988	2	—	9,990
U.S. government agency securities	39,918	29	(3)	39,944
U.S. agency bonds	52,089	24	—	52,113
Total available-for-sale securities	$351,021	$248	$(22)	$351,247

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Money market funds	$33,399	$—	$—	$33,399
Commercial paper	144,578	—	—	144,578
Corporate securities	82,670	8	(39)	82,639
U.S. treasury bills	60,573	—	(8)	60,565
U.S. government agency securities	15,219	—	—	15,219
U.S. agency bonds	51,411	—	(22)	51,389
U.S. agency discount securities	18,716	—	—	18,716
Total available-for-sale securities	$406,566	$8	$(69)	$406,505

The following table summarizes the classification of the available-for-sale securities on the Company's condensed consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Cash and cash equivalents	$71,604	$136,547
Short-term investments	279,643	269,958
Total	$351,247	$406,505

The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of the investments' amortized cost basis, which may be maturity. The unrealized losses were result of interest rate fluctuations affecting the value of the underlying instruments and the Company determined that the unrealized losses at June 30, 2019 were temporary in nature.

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
Assets Measured at Fair Value
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	June 30, 2019
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Unaudited)
Money market funds	$49,116	$49,116	$—	$—
Commercial paper	96,714	—	96,714	—
Corporate securities	103,370	—	103,370	—
U.S. treasury bills	9,990	—	9,990	—
U.S. government agency securities	39,944	—	39,944	—
U.S. agency bonds	52,113	—	52,113	—
Total financial assets	$351,247	$49,116	$302,131	$—

	December 31, 2018
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Money market funds	$33,399	$33,399	$—	$—
Commercial paper	144,578	—	144,578	—
Corporate securities	82,639	—	82,639	—
U.S. treasury bills	60,565	—	60,565	—
U.S. government agency securities	15,219	—	15,219	—
U.S. agency bonds	51,389	—	51,389	—
U.S. agency discount securities	18,716	—	18,716	—
Total financial assets	$406,505	$33,399	$373,106	$—

The financial assets listed above do not include the Company’s operating cash of $27.4 million and $7.8 million as of June 30, 2019 and December 31, 2018, respectively.
Liabilities Measured at Fair Value
In August 2015, the Company acquired Cardiogen, a biotechnology company focused on the discovery and development of AAV gene therapy products for rare, inherited arrhythmogenic diseases. Pursuant to the terms of the acquisition, upon first dosing of a patient in a human clinical study involving AT307 for the treatment of CASQ2-CPVT, the Company is obligated to pay to former Cardiogen shareholders $4.2 million in common stock plus an additional $5.8 million in either cash or common stock, at the Company’s election, for aggregate contingent consideration of $10.0 million.  The Company recorded a contingent consideration payable that is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probability of occurrence, the estimated timing of when the milestone may be attained and assumed discount period and discount rate, which are Level 3 inputs. Changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions are recorded in research and development expense in the consolidated statement of operations and comprehensive loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probability of occurrence.

The following is a summary of the contingent acquisition consideration payable recorded in the accompanying consolidated balance sheets (in thousands):

Amount
(Unaudited)
Balance, December 31, 2018	$2,345
Change in fair value of contingent acquisition consideration payable	58
Balance, June 30, 2019	$2,403

5.	Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Furniture and office equipment	$2,224	$1,898
Computer equipment	1,306	1,019
Software	512	513
Leasehold improvements	23,411	19,607
Laboratory equipment	10,343	9,570
Manufacturing equipment	7,110	6,619
Construction in progress and deposits on equipment	6,655	3,320
Total property and equipment	51,561	42,546
Less accumulated depreciation and amortization	(14,094)	(10,447)
Property and equipment, net	$37,467	$32,099

Property and equipment depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $2.0 million and $1.3 million, respectively. Property and equipment depreciation and amortization for the six months ended June 30, 2019 and 2018 was $3.7 million and $2.4 million, respectively.
Capitalized Implementation Costs of a Hosting Arrangement
The Company implemented a new enterprise resource planning (ERP) system in July 2019. The ERP system is a cloud-based hosting arrangement that is a service contract. The Company early and prospectively adopted ASU 2018-15, Intangibles - Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract in the classification of costs incurred in connection with the implementation of this hosted ERP. Based on the guidance, the Company expensed all costs (internal and external) that were incurred in the planning and post-implementation operation stages and capitalized approximately $2.5 million in costs related to the application development stage.  The capitalized costs are amortized on a straight-line basis over the non-cancelable contract term of five years.  As of June 30, 2019, approximately $0.5 million and $2.0 million of the capitalized costs were classified in current and noncurrent assets, respectively.  No amortization expense was recorded for the three and six months ended June 30, 2019 as the ERP was not placed in production until July 2019.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Accrued payroll and related expenses	$7,163	$8,581
Accrued research and development expenses	7,093	3,317
Accrued property and equipment	1,545	71
Accrued professional services	778	783
Other	318	176
Total accrued liabilities	$16,897	$12,928

6.	Commitments and Contingencies
In February 2019, the Company entered into an exclusive license agreement with Nationwide Children's Hospital related to the Company's AT702 program. Pursuant to the agreement, the Company paid an upfront fee of $7.0 million and will be obligated to make certain milestone and royalty payments upon the achievement of developmental, regulatory and net sales milestones.
As of June 30, 2019, the Company is subject to contingent payments upon the achievement of certain development, regulatory and commercial milestones, totaling up to approximately $275.1 million across all of its licensing agreements. Of this amount, $77.9 million relates to the Company’s Crigler-Najjar and CASQ2-CPVT programs, for which the Company previously announced plans to explore outlicensing opportunities to continue development activities.

7.	Stock Compensation
Stock-based Compensation Expense
Stock-based compensation expense by category was as follows for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Research and development	$3,202	$2,263	$6,417	$4,319
General and administrative	2,929	1,834	5,214	3,163
Total stock-based compensation expense	$6,131	$4,097	$11,631	$7,482

Stock Options
The following table summarizes option activity for the six months ended June 30, 2019:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Option

Balance, December 31, 2018	4,894,201	$18.79
Options granted	1,399,983	$27.14
Options exercised	(355,207)	$13.17
Options forfeited	(527,734)	$23.99
Balance, June 30, 2019	5,411,243	$20.81

The fair value of stock options granted to employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	6.1	5.5-6.1	5.5-6.1	5.5-6.1
Expected volatility	63%	75%	63-68%	75-76%
Risk-free interest rate	1.9-2.4%	2.7-2.9%	1.9-2.6%	2.3-2.9%
Expected dividend yield	—%	—%	—%	—%

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
The following table summarizes activity of RSUs granted to employees with service-based vesting during the six months ended June 30, 2019:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per RSU

Balance, December 31, 2018	—
RSUs granted	492,830	$27.70
RSUs vested	(39,635)	$24.74
RSUs forfeited	(55,508)	$24.97
Balance, June 30, 2019	397,687	$28.38

2016 Employee Stock Purchase Plan
On July 19, 2016, the Company's 2016 Employee Stock Purchase Plan, or the 2016 ESPP, was adopted.  The Company initially reserved 210,000 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31.
The 2016 ESPP commenced on May 1, 2018. Under the 2016 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. The 2016 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2016 ESPP are limited to a maximum of 15% of an employee’s eligible compensation and purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. The expense for the three and six months ended June 30, 2019 was based on the fair value of rights granted upon the commencement of an offering and calculated using the following assumptions: expected term in years is 0.5; volatility is 54.6-62.2%; the risk-free interest rate is 2.4-2.5%; and no dividend yield.

8.	Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2019 and 2018 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

9.	Leases
Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has various non-cancelable lease agreements for our office and manufacturing spaces with lease periods expiring between 2023 and 2027. The Company’s lease terms may include options to extend or terminate the leases. The lease term represents the period up to the early termination date unless it is reasonably certain that the Company will not exercise the early termination option. For certain leases, the Company has options to extend the lease term for additional periods ranging from five to eight years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indexes.
For the three and six months ended June 30, 2019, the Company recorded operating lease costs of $2.0 million and $3.4 million, and paid cash of $1.9 million and $3.3 million for rent related expense, respectively. As of June 30, 2019, maturities of lease liabilities for the following five fiscal years and thereafter were as follows (in thousands except lease term and discount rate):

Amount
Remainder of 2019	$3,254
2020	6,692
2021	6,901
2022	7,130
2023	5,847
Thereafter	13,582
Total lease payments	43,406
Less:
Imputed interest	(12,536)
Tenant improvement not yet received	(176)
Present value of operating lease liabilities	$30,694
Current operating lease liabilities	$3,247
Operating lease liabilities - long-term	$27,444

Weighted-average remaining lease term ( in years)	6.5
Weighted-average discount rate	11.0%

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
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and six months ended

June 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.
The following table sets forth the computation of basic and diluted net loss per share of common stock during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net loss	$(44,764)	$(31,367)	$(94,155)	$(56,938)
Weighted-average number of shares used in computing net loss per share	44,426,279	36,935,940	44,028,010	35,765,506
Net loss per share, basic and diluted	$(1.01)	$(0.85)	$(2.14)	$(1.59)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2019	2018
Stock options to purchase common stock	5,411,243	5,028,599
Restricted stock units	397,687	—
	5,808,930	5,028,599

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

Business Overview
We are a leading AAV-based genetic medicines company focused on developing and commercializing innovative products for patients living with serious rare neuromuscular diseases. We are leveraging our adeno-associated viral, or AAV, gene therapy technology platform and proprietary manufacturing expertise to develop programs across three modalities: gene replacement, vectorized exon skipping and vectorized RNA knockdown.
We have built a compelling portfolio of product candidates targeting serious rare neuromuscular diseases, including X-Linked Myotubular Myopathy, or XLMTM, Pompe disease, Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1. We have an ongoing Phase 1/2 clinical trial of our most advanced product candidate, AT132 for the treatment of XLMTM, and plan to submit a biologics license application, or BLA, for AT132 in mid-2020. In our Pompe disease program, we plan to submit an investigational new drug application, or IND, in the third quarter of 2019. In our DMD program, we are collaborating with Nationwide Children’s Hospital, or Nationwide Children’s, to develop AT702, a vectorized exon skipping product candidate designed to induce exon 2 skipping in DMD patients with duplications of exon 2 and mutations in exons 1-5 of the dystrophin gene. We plan to commence a Phase 1/2 clinical trial with an AT702 construct manufactured by Nationwide Children’s in the fourth quarter of 2019, and to submit an IND for an Audentes manufactured AT702 construct in the first quarter of 2020. Separate from the Nationwide Children’s collaboration, we are conducting preclinical work to advance AT751 and AT753, vectorized exon skipping product candidates to treat DMD patients with genotypes amenable to exon 51 and exon 53 skipping. In combination, we estimate that AT702, AT751 and AT753 may have the potential to address more than 25% of DMD patients, and we plan to leverage our vectorized exon skipping platform to develop additional product candidates with the potential to address up to 80% of DMD patients over time. We are also working with Nationwide Children’s to evaluate vectorized RNA knockdown and vectorized exon skipping to treat DM1. Preclinical studies are underway, and we expect to submit an IND for AT466 in 2020. We maintain full global rights to all of our product candidates.

We have developed a proprietary in-house current Good Manufacturing Practices, or cGMP, capability to produce our product candidates, providing us with a core strategic capability, and enabling more control over development timelines, costs and intellectual property. Our manufacturing facility is located in South San Francisco and supports our process and analytical development, fill-finish, quality control testing and manufacturing operations in accordance with cGMP requirements. We have designed and commissioned the facility to support the unique licensing requirements of both the U.S Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, and we have initiated BLA readiness and validation activities for our XLMTM program. Operating at a 1,000-liter scale, we believe our current manufacturing capacity is sufficient to meet the anticipated global commercial demands of our XLMTM program, and the near-term development needs of our other product candidates. In addition to our vector manufacturing capabilities, we have invested in a state-of-the-art, internal plasmid manufacturing facility to support production of nonclinical and cGMP-grade plasmids for all of our development programs, including the potential commercialization of AT132. We plan to continue investment in our manufacturing capabilities to enable the cost-effective production of high-quality AAV vectors to support our clinical development and commercialization activities.
Recent Developments
AT132 for X-Linked Myotubular Myopathy
In August 2019, we announced we held collaborative interactions with both the FDA and EMA, following which we initiated enrollment into a pivotal expansion cohort of ASPIRO, the Phase 1/2 clinical trial of AT132 for XLMTM. The pivotal expansion cohort is designed to enroll eight patients, consisting of four age-matched pairs (+/- 6 months), with one patient from each pair randomized to receive a single dose of AT132 (3x1014 vg/kg) or serve as a delayed treatment control. Delayed treatment control patients will be administered AT132 following the collection of 24-week data from the first four patients. Patients in the pivotal expansion cohort will be followed for safety and efficacy for five years, with the primary analysis occurring 24 weeks post treatment. We expect to complete enrollment of the pivotal expansion cohort in the fall of 2019, with 24-week data from the first four treated patients estimated in the spring of 2020. A BLA submission for AT132 is planned for mid-2020.
In May 2019, we presented new positive data from ASPIRO at the 22nd Annual Meeting of the American Society of Gene and Cell Therapy, which included safety and efficacy assessments out to 48 weeks of follow-up for six treated patients in dose Cohort 1 (1x1014 vg/kg) and 24 weeks for three treated patients in dose Cohort 2 (3x1014 vg/kg). Patients receiving AT132 achieved reductions in ventilator dependence not previously observed in chronically ventilated patients with neuromuscular disorders, including four patients achieving ventilator independence and all other treated patients demonstrating sustained and clinically meaningful reductions in ventilator use. The data also demonstrated sustained improvements in neuromuscular function in both dose cohorts with corresponding achievement of clinically meaningful motor milestones. Additionally, muscle biopsy data continued to show robust tissue transduction, protein expression, and histological improvements in 24 and 48-week muscle biopsies in all patients, with evidence of more rapid pathological improvement by week 24 in the Cohort 2 biopsy samples. AT132 was generally well-tolerated and showed a manageable safety profile across both dose cohorts with no clinically meaningful safety differences between doses.
The next clinical data presentation from ASPIRO is planned to occur at the 24th International Annual Congress of the World Muscle Society (WMS) in Copenhagen, Denmark, October 1-5, 2019.
AAV Technology Platform and Pipeline Expansion
In April 2019, we announced the expansion of our scientific platform and product pipeline with new product candidates that employ our vectorized antisense technology for the treatment of DMD and DM1, including the Nationwide Children’s license agreement and other research and development activities for AT702, AT751 AT753 and AT466 described above.
Corporate
In May 2019, we announced the appointment of Edward R. Conner, M.D. as Senior Vice President and Chief Medical Officer, and the promotion of Fulvio Mavilio, Ph.D. to Senior Vice President of Translational Science. Dr. Conner, who joined us on July 15, 2019, is responsible for leading the global clinical development strategy and overseeing clinical development, clinical operations, regulatory affairs, medical affairs and patient advocacy. Dr. Mavilio is responsible for advancing our pipeline from discovery through to IND-enabling preclinical development, overseeing the molecular biology, in vivo pharmacology, bioinformatics and bioanalytics functions.
In April 2019, we announced the appointment of Mark Meltz as Senior Vice President, General Counsel and Sarah Spencer as Vice President, Corporate Communications, as well as the promotion of Thomas Soloway, previously Senior Vice President, Chief Financial Officer, to the newly created position of Executive Vice President, Chief Financial Officer.

Manufacturing
In April 2019, we announced the launch of our new state-of-the-art, internal plasmid manufacturing facility to supply nonclinical and cGMP-grade plasmids for all of our development programs. Leveraging our AAV manufacturing leadership for serious rare neuromuscular diseases continues to be a cornerstone of our strategy for long-term value creation.
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
Financial Overview
Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $128.8 million, $90.2 million and $59.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $94.2 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $413.6 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	invest significantly to further develop and seek regulatory and marketing approvals for our existing and future product candidates;

•	continue to develop our proprietary in-house manufacturing facility and capabilities;

•	hire additional clinical, scientific, management and administrative personnel;

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any drugs for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	further expand our pipeline of potential product candidates;

•	acquire or in-license other assets and technologies; and

•
add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our administrative and compliance obligations as a public company.

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock, and through the issuance and sale of our common stock pursuant to public offerings. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $378.6 million.
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
Personnel, non-program and unallocated program expenses include costs associated with activities performed by our internal research and development organization and generally benefit multiple programs. These costs are not allocated by product candidate and consist primarily of:

•	personnel costs, which include salaries, bonuses, payroll taxes, benefits and stock-based compensation expense;

•	facilities and other expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense;

•	lab supplies and equipment used for internal research and development activities;

•	unallocated manufacturing expenses; and

•	the change in fair value of contingent acquisition consideration payable.
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
The largest component of our operating expenses has historically been our investment in research and development activities. We do not allocate personnel and other costs, such as salaries, bonuses, payroll taxes, benefits, stock-based compensation expense and certain internal program costs, to product candidates on a program-specific basis.
The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
AT132 direct program costs	$8,193	$4,549	$13,901	$7,069
AT845 direct program costs	4,312	3,176	8,212	5,344
AT466 direct program costs	272	—	620	—
AT702 direct program costs	370	—	7,678	—
AT342 direct program costs	553	1,488	944	2,782
Personnel, non-program, and unallocated program costs(1)	23,599	17,135	45,781	31,044
Total research and development expenses	$37,299	$26,348	$77,136	$46,239

(1) Includes $0.3 million and $0.6 million of costs related to our AT307 program during the three and six months ended June 30, 2018, respectively. In the first quarter of 2019, we decided to seek a third-party to develop the AT307 program. The costs we incurred for the AT307 program during the three and six months ended June 30, 2019 were immaterial.
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, facilities costs, including rent and maintenance of facilities, depreciation and amortization expense and other expenses for outside professional services, including commercial, legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonuses, payroll taxes, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase in the future due to anticipated increases in headcount and professional services to prepare for the commercialization of AT132, further advance our pipeline and as a result of our operations as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The Nasdaq Global Market, and other governing bodies in addition to insurance expenses, investor relations activities and other administration, accounting and professional services.
Interest Income, Net
Interest income consists of interest earned on our cash, cash equivalents and investments, and amortization of premiums or discounts from our marketable securities.
Other Expense, Net
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
Recent Accounting Pronouncements
Except as described in Note 2, Summary of Significant Accounting Policies, to the Unaudited Interim Condensed Consolidated Financial Statements, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2018, that are significant to us.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses
Research and development	$37,299	$26,348	$10,951
General and administrative	9,778	6,281	3,497
Total operating expenses	47,077	32,629	14,448
Loss from operations	(47,077)	(32,629)	(14,448)
Interest income, net	2,353	1,294	1,059
Other expense, net	(40)	(32)	(8)
Net loss	$(44,764)	$(31,367)	$(13,397)

Research and Development
Research and development expenses increased by $11.0 million, or 42%, to $37.3 million for the three months ended June 30, 2019. The increase was primarily the result of a $5.6 million increase in manufacturing expense, a $2.2 million increase for facilities and overhead related costs primarily due to increased headcount and investment in manufacturing, a $1.6 million increase in personnel costs, a $0.9 million increase for non-cash stock-based compensation expense due to increased headcount that resulted in higher number of outstanding equity awards, a $0.7 million increase in consulting and professional services, and a $0.7 million increase in clinical trials cost, partially offset by a decrease of $0.7 million for preclinical research.
Our AT132 and AT845 program expenses increased by $3.6 million and $1.1 million, respectively, as we increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for planned clinical trials.  In connection with the in-licensing of AT702, we incurred $0.4 million in development expense during the three months ended June 30, 2019. Additionally, we initiated development activities for our AT466 program and incurred $0.3 million in expense during the three months ended June 30, 2019.
General and Administrative
General and administrative expenses increased by $3.5 million, or 56%, to $9.8 million for the three months ended June 30, 2019. The increase was primarily the result of a $2.5 million increase in personnel due to an increased headcount, a $1.1 million increase in stock-based compensation expense due to increased headcount that resulted in higher number of outstanding equity awards, and a $0.4 million increase in consulting expense and professional services, partially offset by a $0.5 million decrease in facilities and overhead related costs.
Interest Income, Net
Interest income, net increased by $1.1 million, or 82%, to $2.4 million for the three months ended June 30, 2019, primary due to a higher cash balance as compared to the three months ended June 30, 2018 and our investment of funds received from our public equity offerings in fixed-income securities.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses
Research and development	$77,136	$46,239	$30,897
General and administrative	21,771	12,800	8,971
Total operating expenses	98,907	59,039	39,868
Loss from operations	(98,907)	(59,039)	(39,868)
Interest income, net	4,825	2,153	2,672
Other expense, net	(73)	(52)	(21)
Net loss	$(94,155)	$(56,938)	$(37,217)

Research and development expenses increased by $30.9 million, or 67%, to $77.1 million for the six months ended June 30, 2019. The increase was primarily the result of a $9.1 million increase in manufacturing expense, a $6.6 million increase in license and milestone payments, primarily due to the in-licensing of AT702, a $6.3 million increase for facilities and overhead related costs primarily due to increased headcount and investment in manufacturing, a $4.7 million increase in personnel costs, a $2.1 million increase for non-cash stock-based compensation expense due to increased headcount that resulted in higher number of outstanding equity awards, a $1.6 million increase in consulting and professional services, and a $1.2 million increase in clinical trials cost, partially offset by a decrease of $0.7 million for preclinical research.
Our AT132 and AT845 program expenses increased by $6.8 million and $2.9 million, respectively, as we conducted our ASPIRO clinical trial and increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for planned clinical trials.  In connection with the in-licensing of AT702, we incurred a one-time license fee of $7.0 million and $0.7 million in development expense during the six months ended June 30, 2019. Additionally, we initiated development activities for our AT466 program and incurred $0.6 million in expense during the six months ended June 30, 2019.
General and Administrative
General and administrative expenses increased by $9.0 million, or 70%, to $21.8 million for the six months ended June 30, 2019. The increase was primarily the result of a $3.4 million increase in personnel due to an increased headcount, a $2.3 million increase for facilities and overhead related costs to support our continued growth, a $2.1 million increase in stock-based compensation expense due to increased headcount that resulted in higher number of outstanding equity awards, and a $1.2 million increase in consulting expense and professional services.
Interest Income, Net
Interest income, net increased by $2.7 million, or 124%, to $4.8 million for the six months ended June 30, 2019, primary due to a higher cash balance as compared to the six months ended June 30, 2018 and our investment of funds received from our public equity offerings in fixed-income securities.

Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Our operations have been financed primarily by net proceeds from the sale and issuance of convertible preferred stock and common stock.
Common Stock Sales Agreement
In March 2018, we filed an automatic universal shelf registration statement. Pursuant to the registration statement, we entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million. Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cowen would use its commercially reasonable efforts to sell the shares from time to time, based upon our instructions. Sales of our common stock, if any, would be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Stock Market or any other existing trading market for the common stock, at market prices or as otherwise agreed with Cowen. Under the sales agreement, Cowen would be entitled to a commission of up to 3.0% of the gross proceeds per share sold. We have no obligation to sell any shares under the sales agreement and may, at any time, suspend offers under the sales agreement or terminate the sales agreement by giving written notice as specified in the sales agreement. During the six months ended June 30, 2019, we sold 1,419,351 shares of common stock under the ATM for aggregate net proceeds of $54.3 million, $8.3 million of which was recorded as a receivable in prepaids and current assets due to the settlement occurring in July 2019. As of June 30, 2019, there was approximately $78.6 million (excluding commissions) available for future sales pursuant to the ATM.
Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash and capital expenditure requirements through at least the next 12 months from the issuance of the June 30, 2019 financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
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
If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to financial covenants and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into licensing agreements or other collaboration arrangements with respect to our intellectual property or other assets or declaring dividends. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to raise capital, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute our business plans.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(83,044)	$(47,944)
Cash used in investing activities	(13,000)	(10,288)
Cash provided by financing activities	50,690	233,670
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45,354)	$175,438

Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2019 was $83.0 million. Our net loss was $94.2 million, which was partially offset by noncash charges of $14.6 million, consisting primarily of $11.6 million of stock-based compensation expense, $3.7 million of depreciation and amortization expense and $1.2 million of amortization of right of use assets, offset by $2.0 million primarily related to the accretion of discounts on marketable securities. The changes in net operating assets and liabilities were primarily the result of an increase in prepaid expenses and current assets of $0.2 million, an increase of $1.5 million in other assets, a decrease of $1.2 million in accounts payable and an increase of $0.8 million in accrued liabilities. These changes are primarily based on timing of invoicing by our vendors and payments from us to them. In addition, we recorded amortization of $1.3 million of operating lease liabilities.
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
Cash Flows from Investing Activities
Cash used in investing activities was $13.0 million for the six months ended June 30, 2019, primarily due to purchases of investments of $264.3 million and purchases of property, equipment and leasehold improvements of $5.6 million, offset by the proceeds of $257.0 million from the maturities of investments.
Cash used in investing activities was $10.3 million for the six months ended June 30, 2018, primarily due to purchases of marketable securities of $84.8 million and purchases of property and equipment of $5.4 million, partially offset by the sale or maturity of marketable securities of $79.9 million.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2019 was related to proceeds of $5.2 million from the exercise of stock options and purchases under the 2016 ESPP and $46.0 million in net proceeds from the ATM, offset by $0.6 million in withholding taxes paid for the net share settlement of equity awards.
Cash provided by financing activities for the six months ended June 30, 2018 was related to net proceeds from our follow-on offering of $217.1 million and from the ATM of $14.6 million, and proceeds from the exercise of stock options of $1.9 million.
Off-Balance Sheet Arrangements
At June 30, 2019, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Other Commitments
Lease Agreements
There were no significant changes to our lease agreements during the six months ended June 30, 2019 as compared to our previous disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.
License and Collaboration Agreements
As of June 30, 2019, the Company is subject to contingent payments upon the achievement of certain development, regulatory and commercial milestones, totaling up to approximately $275.1 million across all of its licensing agreements. Of this amount, $77.9 million relates to the Company’s Crigler-Najjar and CASQ2-CPVT programs, for which the Company announced plans to explore outlicensing opportunities to continue development activities.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and investments of $378.6 million and $414.3 million as of June 30, 2019 and December 31, 2018, respectively, which consisted of bank deposits, money market funds and marketable fixed income securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of June 30, 2019 or December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 1, 2019, we implemented a new enterprise resource planning, or ERP, system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes. In connection with the ERP system implementation, beginning in the third quarter of 2019, we plan to update the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any pending material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.
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

•
clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct preclinical studies in addition to those we currently have planned or additional clinical trials or we may decide to abandon drug development programs. For example, in April 2019 we met with the FDA to discuss our plans for the ASPIRO pivotal expansion, subsequent to which they provided feedback focused on endpoint selection, study design and duration of post-treatment follow-up. As to endpoint selection, the FDA agreed that our proposed primary endpoint, change from baseline in hours of ventilation support over time through week 24, is clinically meaningful. With regard to study design, the pivotal expansion cohort includes eight patients, consisting of four age-matched pairs, within plus or minus 6 months of age, with one patient from each pair randomized to receive a single dose of AT132 at 3x10[14] vg/kg, and the other to serve as a delayed treatment control. While the FDA recommended we conduct a double-blind, placebo-controlled study, our alternate design introduces multiple elements of control into the pivotal expansion cohort to increase the overall rigor and objectivity of the efficacy assessment, including one-to-one randomization to treatment or delayed-treatment control study arms to amplify power to assess treatment effect, age-matching to control for functional improvement that could be attributed to a subject’s age, and a ventilator weaning protocol that includes a blinded review of all respiratory functional data by an independent panel of pulmonologists to approve reductions in ventilator support. We believe that these study design elements will allow for the unbiased interpretation of data from the primary efficacy endpoint and will address key aspects of FDA feedback. As to duration of follow-up, the FDA recommended that in order to demonstrate the efficacy and durability of AT132, an evaluation period of at least one-year would be needed to assess the primary efficacy endpoint.  Based on data obtained in ASPIRO to date, we believe 24 weeks will be sufficient to meet the primary endpoint, and we are proceeding with our plans to conduct the primary efficacy endpoint analysis 24 weeks post-treatment, by which time the planned BLA filing will also include supportive data out to 24 months from Cohort 1 patients and between approximately twelve and 24 months from Cohort 2 patients. We believe that the ASPIRO pivotal cohort, supported by data from earlier ASPIRO cohorts, will be sufficient to demonstrate the safety, efficacy and durability of AT132, but there can be no assurance that the FDA will agree with the design of the ASPIRO pivotal cohort, or that the data generated from the ASPIRO pivotal cohort will be sufficient to receive regulatory approval for AT132 from the FDA or any other regulatory authority;

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

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapy studies that raise safety or efficacy concerns broadly about the field of gene therapy, or about our product candidates specifically. For example, we previously reported at our May 2019 ASPIRO update that a series of adverse events have occurred in ASPIRO, several of which have been deemed to be serious and possibly or probably related to treatment with AT132. Additionally, in January 2018, an academic gene therapy researcher published results from non-GLP studies conducted in a small number of non-human primates and piglets, utilizing AAV vectors with different capsid serotypes and transgenes than those we use in our product candidates. These publications cited concerns about the potential risks of high systemic doses of AAV gene therapy products. We have not observed similar results in any of our non-clinical studies with our candidate vectors and continue to conduct preclinical studies and clinical trials across our portfolio of product candidates. If we observe unexpected safety signals in these studies or trials, we may decide, or regulatory authorities may require us, to delay or halt further development of our product candidates.

Our product candidates are based on a novel AAV gene therapy technology with which there is limited clinical experience to date, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
Our product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. There can be no assurance that any development problems we or other gene therapy companies experience in the future related to gene therapy technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical trial requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, EMA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, only a limited number of gene therapy products have been approved in the United States and the European Union, or EU, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in those or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.
Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, in July 2018, the FDA issued a number of draft and final guidance documents for the industry to describe the FDA’s current thinking with regard to the regulatory framework for gene therapy development, including guidance related to chemistry, manufacturing, and controls, or CMC, information and clinical trial design parameters to support product registration. These and other requirements and guidelines promulgated by the FDA and other regulatory review agencies, committees and advisory groups may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.
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
Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. Our planned clinical trials may be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC, even though no reviews have been required to date. As of April 2016, the new NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (IRB or the Institutional Biosafety Committee, or IBC) to request a public RAC review based on their own review of the protocol and NIH requirements.  Regardless of the request for public review, NIH makes its own assessment as to whether the protocol would significantly benefit from a public RAC review. The NIH’s recommendations are shared with the FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body approval can be issued. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the EU and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.
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
Known side effects of treatment with gene therapy products include an immunologic reaction early after administration that could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment, including the development of a T-cell-mediated immunological response, most often seen affecting the liver.  In ASPIRO, our Phase 1/2 clinical trial of AT132, we have seen several adverse events, or AEs, that were deemed to be probably or possibly related to treatment, including elevations of liver enzymes, a signal that a T-cell mediated immune response has likely occurred.  At our May 2019 ASPIRO update, we reported a series of adverse events that were deemed to be serious, or SAEs.  These included troponin I elevations, creatine kinase elevations, myocarditis, ST segment elevation, atrial tachycardia, hyperbilirubinemia, nausea, vomiting and fever.  To date, all of the reported adverse events in ASPIRO have resolved without treatment or been controlled by treatment.  However, if we are unable to clinically manage potential safety events in the future, we may decide or be required to halt or delay further clinical development of our product candidates.
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
Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by any of our products, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the labeling of such product;

•	we may be required to change the way such product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
Any of these occurrences may harm our business, financial condition and prospects significantly.
The diseases we seek to treat have low prevalence and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue if approved.
Genetic diseases generally, and especially those that our product candidates are designed to address, have low rates of incidence and prevalence. For example, we estimate that the incidence of XLMTM is approximately one in 40,000 to one in 50,000 male births, the incidence of Pompe disease is approximately one in 40,000 births, the incidence of DM1 is approximately one in 8,000 births, and the incidence of DMD is approximately one in 3,500 to one in 5,000 male births. In addition, as we pursue increasingly precise forms of genetic medicines, the number of patients we can treat with a single product candidate may be less than the estimated patient population. For example, we estimate that AT702, our lead product candidate in DMD, may be able to treat up to approximately 6% of DMD patients that have genotypes amenable to exon 2 skipping or with mutations in exons 1-5 of the dystrophin gene. To address patients amenable to exon 51 and 53 skipping, we are developing separate product candidates, AT751 and AT753, respectively. In combination, these three product candidates may be able to treat up to approximately 25% of DMD patients, and we would need to develop additional product candidates to treat other mutations utilizing our vectorized exon skipping approach. In total, we estimate that up to 80% of DMD patients may have genotypes amenable to exon skipping approaches. In addition, some of our potential patients may have neutralizing antibodies to the AAV capsid serotypes we employ, which may limit our ability to treat them, or affect the therapeutic efficacy of our product candidates once administered. Working in rare genetic diseases poses unique challenges versus more conventional drug development for primary care markets, including the timely recruitment and enrollment of a sufficient number of eligible patients into clinical trials. Further, because newborn screening for certain of the diseases that our product candidates are designed to address is not widely adopted, and it can be difficult to diagnose these diseases in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our trials. Patient enrollment in clinical trials may be affected by other factors including:

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
A Regenerative Medicine Advanced Therapy, or RMAT, designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
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

A Fast Track designation by the FDA, or a Priority Medicines, or PRIME, designation by the EMA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
We have received Fast Track designation for AT132, and in the future, we may seek additional Fast Track designations for other product candidates. The Fast Track designation allows companies developing drugs that treat serious conditions and fill an unmet medical need to work more closely and frequently with the FDA and have their BLAs or New Drug Applications, or NDAs, be submitted to the FDA on a rolling basis. Fast Track-designated products may also be eligible for priority review and accelerated approval. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track designation have failed to obtain approval.
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
In addition to the FDA’s Fast Track and RMAT designations, other regulatory authorities may grant their own priority designations, including the Priority Medicines, or PRIME, designation granted by the EMA. We have received PRIME designation for AT132 and in the future, we may seek additional PRIME designations for other product candidates. PRIME designation allows companies that develop drugs that target an unmet medical need to receive early and proactive support from the EMA to optimize the generation of robust data on a drug’s benefits and risks and enable accelerated assessment of a drug’s marketing application. PRIME designation is subject to risks and uncertainties similar to those described above for Fast Track and RMAT designations, and our product candidates which have received PRIME designation may not experience a faster development process, review or approval compared to conventional EMA procedures.
We may be unable to maintain the benefits associated with Orphan Drug designation, including the potential for market exclusivity, for our product candidates, and may be unsuccessful in obtaining Orphan Drug designation or transfer of designations obtained by others for future product candidates.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs, or biologics in our case, intended to treat relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. In the United States, Orphan Drug designation entitles a company to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical research costs, and prescription drug user fee waivers. Similarly, in the EU, the European Commission grants Orphan Drug designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an Orphan Drug designation application. In the EU, Orphan Drug designation is intended to promote the development of biologics that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or the product would be a significant benefit to those affected). In the EU, Orphan Drug designation entitles a company to financial incentives such as reduction of fees or fee waivers.
Generally, if a biologic with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the biologic is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same biologic and indication for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us for products that constitute the same active moiety and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.
As part of our business strategy, we have sought and received Orphan Drug designation for AT132 in the United States and Europe. Both the FDA and the EMA have granted orphan drug designation to a prototype version of AT845, which we plan to update to reflect the final construct we intend to advance into clinical trials. However, Orphan Drug designation does not guarantee future orphan drug marketing exclusivity.
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
Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA or NDA, for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. In July 2017, the FDA notified us that we obtained a Rare Pediatric Disease designation for AT132 for the treatment of XLMTM. If a product candidate is designated before October 1, 2020, as is the case with AT132, it is eligible to receive a voucher if it is approved before October 1, 2022. However, there is no guarantee that any of our product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain priority review vouchers prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.
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
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The current federal administration has indicated an intent to repeal the ACA. The President has indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. These actions and the uncertainty about the future of the ACA and other healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
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
It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for our product candidates, as gene and cell therapies are novel products that are generally anticipated to establish premium pricing and are initially intended as a one-time single administration. In the United States, there has been a small number of gene and cell therapy products approved for marketing by the FDA. While there is only a limited body of established pricing and reimbursement practices for these novel gene and cell therapy products, and no uniform policy of coverage and reimbursement exists among third-party payors, these products may establish a pricing and reimbursement precedent for our product candidates, if approved. The Centers for Medicare and Medicaid Services, or CMS, administers the Medicare and Medicaid programs, which are increasingly used as models for how private payors develop their coverage and reimbursement policies, but coverage and reimbursement for products can differ significantly from payor to payor. It is difficult to predict what the CMS will decide with respect to coverage and reimbursement for a fundamentally novel gene therapy product such as ours, or how the CMS’s decision will affect our ability to obtain coverage and adequate reimbursement from other third-party payors, if any of our product candidates receive FDA approval. Moreover, reimbursement agencies in the EU may be more conservative than the CMS. For example, several cancer drugs have been approved for reimbursement in the United States but have not been approved for reimbursement in certain EU Member States.
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
The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, disruption in utility services, human error, disruptions in the operations of our suppliers, or natural disasters. We currently manufacture all of our preclinical study and clinical trial material at our internal cGMP manufacturing plant located in South San Francisco, and, if approved, we plan to manufacture the commercial supply of AT132 at this same facility. We do not currently have redundant manufacturing capabilities, and if we encounter any production interruptions at our facility, it could be detrimental to our ability to conduct ongoing operations and otherwise harm our business, financial condition, results of operations and business prospects. Even if in the future we seek to acquire a redundant manufacturing facility, there can be no assurance that we will do so on commercially reasonable terms, or at all, and to acquire such facility we will need to obtain additional capital, which may not be available to us on commercially reasonable terms, or at all.
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
Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States, the EMA in the EU and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

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
For the treatment of XLMTM, Valerion Therapeutics, LLC, or Valerion, is studying VAL-0620, a fusion protein consisting of an antibody linked to MTM1. Preclinical evaluation of this approach in the MTM1 murine model demonstrated improvements in both muscle structure and function, as reported in a 2013 publication. Working in collaboration with IONIS Pharmaceuticals, Inc., or Ionis, Dynacure S.A.S., or Dynacure, is studying Dyn101, an antisense oligonucleotide designed to downregulate the expression of the DNM2 protein as a potential treatment for centronuclear myopathies. Preclinical evaluation of this approach in a MTM1 knockout mouse model demonstrated a reduction of DNM2 protein expression in muscle, correction of muscle pathology and extended lifespan of affected mice. Dynacure has announced plans to initiate a European multicenter Phase 1/2 clinical trial for Dyn101, in the second half of 2019. The Valerion program has not been reported to have progressed to clinical development.
For the treatment of Pompe disease, the current standard of care is enzyme replacement therapy (ERT) with recombinant GAA protein. Genzyme Corporation, or Genzyme, currently markets MYOZYME and LUMIZYME, which are ERTs for the treatment of Pompe disease. Multiple companies, including Genzyme, Amicus Therapeutics, Inc., or Amicus, Valerion and Oxyrane UK Limited, are currently reported to be developing next generation ERT to treat Pompe disease. The furthest advanced of these is neoGAA from Genzyme. In addition, there are currently seven companies which appear to be researching alternative gene therapy approaches to treating Pompe disease, including Spark Therapeutics, Inc., AVROBIO, Inc., Lacerta Therapeutics, Inc., Regeneron Pharmaceuticals, Inc., Amicus, Abeona Therapeutics and Actus Therapeutics, Inc., or Actus. Of these, only Actus has reported the initiation of a Phase 1/2 human clinical trial.

For the treatment of DMD, there are several genetic medicines approaches being pursued. Sarepta Therapeutics, Inc., or Sarepta, has been evaluating multiple technologies, including naked antisense oligonucleotide, or ASO, therapies, based on phosphorodiamidate morpholino oligomer chemistry and has received approval of Exondys51 (eteplirsen) for patients with DMD genotypes amenable to exon 51 skipping. Sarepta has other exon skipping product candidates in development, including one for exon 53 skipping (Golodirsen) for which an NDA has been filed, one for exon 45 skipping which has been reported to be in phase 3 development, and one for exon 52 skipping which has been reported to be in preclinical development. Sarepta is also developing ASOs for DMD using peptide phosphorodiamidate morpholino oligomer chemistry and currently has an exon 51 skipping candidate in early clinical development. Pfizer Inc., and Solid Biosciences, Inc. are each in clinical development with AAV-based microdystrophin gene replacement product candidates. Sarepta is also pursuing a surrogate gene therapy program, overexpressing the GALGT2 gene, and is in early clinical development. Exonics Therapeutics, Inc. and Editas Medicine, Inc. are in preclinical development with CRISPR/Cas 9 gene editing approaches to DMD. Wave Life Sciences, Inc., or Wave Life Sciences, is reported to be in a Phase 1/2 trial with an exon skipping approach utilizing stereopure ASOs. Wave Life Sciences has reported pursuing product candidates to skip exons 51, 55, 53, 45, 44 and 52. NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co. Limited, has reported to have initiated submission of a rolling NDA seeking accelerated approval for viltolarsen (NS-065/NCNP-01), an ASO therapy directed towards skipping exon 53. NDA submission is expected to be completed in September 2019.
For DM1, there is no currently approved disease modifying therapy, and patients are frequently treated with different drugs to address certain symptoms of the disease. AMO-Pharma, Ltd. has reported that it has completed a Phase 2 study in patients with congenital and childhood DM1 with Tideglusib (AMO-02), a glycogen synthase kinase 3 beta enzyme inhibitor that influences CUGBP1 activity. Several companies and academic institutions have also reported programs in DM1, but none have yet progressed to clinical trials. These include Wave Life Sciences, Neubase Therapeutics, Inc. and Ionis that are pursuing antisense oligonucleotide-based technologies, Genethon, and Locana, Inc. that are pursuing gene/RNA editing technologies, Expansion Therapeutics, Inc. that is pursuing CUG-repeat targeting small molecules, Dyne Therapeutics Inc. and Avidity Biosciences, Inc. that are pursuing antibody-targeted oligonucleotide therapies, and Amicus and Asklepios BioPharmaceutical, Inc. that are pursuing gene therapy approaches.
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
We expect the price for a single administration of gene therapy products, such as those we are developing, to be substantial when and if they achieve regulatory approval. Therefore, we expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of any of our product candidates will depend substantially, both domestically and internationally, on the extent to which the price for our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. In fact, the current administration has proposed a number of activities regarding drug pricing and the health care industry, including basing payment for drugs under Medicare Part B on an index of prices in other countries, mandatory inclusion by companies of drug prices in television advertising (although a judicial ruling recently blocked this proposed rule and it is unclear if the government will appeal this ruling) and mandatory disclosure by hospitals and insurers of their negotiated rates for services and patient out-of-pocket costs before procedures are performed. Moreover, continued focus on drug pricing can be expected from the current administration and Congress, as well presidential and other candidates, leading up to the 2020 U.S. elections.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by CMS, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours since there is only a limited body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.
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
Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense, and continued focus on drug pricing can be expected from the current administration and Congress, as well presidential and other candidates, leading up to the 2020 U.S. elections. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product labeling. Even if we are successful in obtaining FDA approvals to commercialize our products, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our products is indicated.
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
We currently have only a small commercialization team focused on planning for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. To commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.
We may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems in connection with the commercialization of all or certain of our product candidates, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to this federal tax law.
We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development efforts, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.
We are an early-stage biotechnology company with a limited operating history on which investors may base their investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates and have funded our operations to date through proceeds from sales of our preferred stock and common stock.
We have incurred net losses in each year since our inception. We incurred a net loss of $94.2 million for the six months ended June 30, 2019 and net losses of $128.8 million and $90.2 million for the years ended December 31, 2018 and 2017, respectively. As of June 30, 2019, we had an accumulated deficit of $413.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities, together with anticipated general and administrative expenses for all of the foregoing. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of our products. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.
We will require substantial future capital in order to complete planned and future preclinical and clinical development of our current and future product candidates, if any, expansion of our manufacturing operations and potential commercialization of our product candidates. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates and if we acquire a redundant manufacturing facility. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with expanding staff and operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.
Our operations have consumed significant amounts of cash since inception. As of June 30, 2019, our cash, cash equivalents and marketable securities were $378.6 million, which includes short-term investments of $279.6 million.
Our future capital requirements will depend on many factors, including:

•	the costs associated with the scope, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	the costs associated with the development of our internal manufacturing facility and processes and potential acquisition of a redundant manufacturing facility;

•	the costs related to the extent to which we enter into partnerships or other arrangements with third parties in order to further develop our product candidates;

•	the costs and fees associated with the discovery, acquisition or in-license of product candidates or technologies;

•	our ability to establish collaborations on favorable terms, if at all;

•	the costs of future commercialization activities, if any, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our licensed patents may be challenged in courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our pending licensed patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, interference, or similar proceedings in the United States or abroad, challenging the patent rights of others from whom we have obtained licenses to such rights. Furthermore, our licensed patents may be challenged in district court. Competitors may claim that they invented the inventions claimed in such issued patents or patent applications prior to the inventors of our licensed patents or may have filed patent applications before the inventors of our licensed patents did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our licensed patents, if issued. As a result, one or more claims of our licensed patents may be narrowed or invalidated.
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
Under our existing license agreements, we are subject to various obligations, including development and commercialization diligence obligations, as well as potential royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensors may have the right to terminate the applicable license in whole or in part. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could harm our business, prospects, financial condition and results of operations.

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
All of our product candidates incorporate intellectual property licensed from or based upon licenses from third parties. If any of these license or sublicense agreements are terminated or interpreted to narrow our rights, or if we need to acquire or license additional patents or other intellectual property for our product candidates, our ability to advance our product candidates or develop new product candidates based on these technologies will be materially adversely affected.
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
Under our license agreements with REGENXBIO and our license and collaboration agreement with Nationwide Children’s, we will be required to pay royalties based on our net revenues from sales of our products utilizing the technologies. These royalty payments could adversely affect the overall profitability for us of any product candidates that we may seek to commercialize. In order to maintain our license rights under these license agreements, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates and in the raising of funding. In addition, these agreements contain development obligations and we may not be successful in meeting all of the obligations in the future on a timely basis or at all. We may need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements. Delay or failure by any such third parties could adversely affect the continuation of our license agreements with third-party licensors.
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
If we are unable to protect the confidentiality of our know-how and trade secrets, our business and competitive position may be harmed.
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
Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
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
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical trial management. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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
We are highly dependent on the expertise of Matthew Patterson, our Chairman and Chief Executive Officer, Natalie Holles, our President and Chief Operating Officer, and our other executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and manufacturing strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
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
Additionally, as we are no longer an emerging growth company, we need to comply with additional disclosure and reporting requirements, including accelerated filing deadlines and an attestation report on internal control over financial reporting as of each fiscal year-end issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our annual proxy statement and at our 2019 annual meeting of stockholders we held a nonbinding advisory vote on the frequency of holding nonbinding advisory votes on executive compensation. At this meeting, our stockholders voted to hold such nonbinding advisory votes on an annual basis, following the recommendation of our board of directors. We will take into account the outcome of this vote in determining the frequency at which we conduct future nonbinding advisory votes on executive compensation.
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
Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, collaborators and other contractors or consultants may become vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we do not believe we have experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	Separation Letter Agreement, executed May 30, 2019, by and between the Registrant and John Gray				X

10.2	Separation Letter Agreement, executed June 25, 2019, by and between the Registrant and Suyash Prasad				X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Date File - The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in iXBRL.				X

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

AUDENTES THERAPEUTICS, INC.

Date:	August 6, 2019	By:	/s/ Matthew Patterson
Matthew Patterson Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2019	By:	/s/ Thomas Soloway
Thomas Soloway Chief Financial Officer (Principal Financial and Accounting Officer)