Form 10-Q
period 2019-09-30
Audentes Therapeutics, Inc.
filed 2019-11-07
CIK 1628738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
As of November 4, 2019, there were 45,783,265 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$63,590	$144,349
Short-term investments	287,874	269,958
Prepaid expenses and other current assets	4,919	5,465
Total current assets	356,383	419,772
Restricted cash - long-term	3,748	3,748
Property and equipment, net	38,165	32,099
Right-of-use assets	24,859	—
Goodwill	3,631	3,631
Intangible assets	8,000	8,000
Other assets	6,722	5,305
Total assets	$441,508	$472,555
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,905	$8,123
Accrued liabilities	14,550	12,928
Operating lease liabilities	3,399	—
Contingent acquisition consideration payable	—	2,345
Deferred rent	—	456
Total current liabilities	27,854	23,852
Deferred rent - long-term	—	4,720
Asset retirement obligation - long-term	231	215
Operating lease liabilities - long-term	26,490	—
Contingent acquisition consideration payable - long-term	2,460	—
Deferred tax liability, net	1,014	1,014
Total liabilities	58,049	29,801
Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized as of September 30, 2019 (unaudited) and December 31, 2018; 0 shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Common stock, $0.00001 par value, 300,000,000 shares authorized as of September 30, 2019 (unaudited) and December 31, 2018; 45,740,575 and 43,546,786 shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Additional paid-in capital	842,599	762,284
Accumulated deficit	(459,366)	(319,470)
Accumulated other comprehensive income (loss)	226	(60)
Total stockholders' equity	383,459	442,754
Total liabilities and stockholders' equity	$441,508	$472,555

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:	Unaudited
Research and development	$37,636	$29,918	$114,772	$76,157
General and administrative	10,189	7,817	31,960	20,617
Total operating expenses	47,825	37,735	146,732	96,774
Loss from operations	(47,825)	(37,735)	(146,732)	(96,774)
Interest income, net	2,112	1,509	6,937	3,662
Other expense, net	(28)	(65)	(101)	(117)
Net loss	(45,741)	(36,291)	(139,896)	(93,229)
Unrealized (losses) gains on investments, net	—	(4)	286	33
Comprehensive loss	$(45,741)	$(36,295)	$(139,610)	$(93,196)
Net loss per share, basic and diluted	$(1.00)	$(0.97)	$(3.14)	$(2.57)
Weighted-average number of shares used in computing net loss per share, basic and diluted	45,543,354	37,359,877	44,538,676	36,302,803

See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,546,786	$—	$762,284	$(319,470)	$(60)	$442,754
Issuance of common stock upon exercise of stock options	213,891	—	3,005	—	—	3,005
Stock-based compensation expense	—	—	5,500	—	—	5,500
Net loss	—	—	—	(49,391)	—	(49,391)
Unrealized gain on investments, net	—	—	—	—	127	127
Balance at March 31, 2019	43,760,677	—	770,789	(368,861)	67	401,995
Issuance of common stock upon exercise of stock options	141,316	—	1,673	—	—	1,673
Issuance of common stock pursuant to ESPP purchases	38,328	—	767	—	—	767
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	24,439	—	(567)	—	—	(567)
Stock-based compensation expense	—	—	6,131	—	—	6,131
Issuance of common stock, net of $1,695 in issuance costs	1,419,351	—	54,308	—	—	54,308
Net loss	—	—	—	(44,764)	—	(44,764)
Unrealized gain on investments, net	—	—	—	—	159	159
Balance at June 30, 2019	45,384,111	—	833,101	(413,625)	226	419,702
Issuance of common stock upon exercise of stock options	343,583	—	3,950	—	—	3,950
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	11,081	—	(229)	—	—	(229)
Stock-based compensation expense	—	—	5,712	—	—	5,712
Issuance of common stock, net of $2 in issuance costs	1,800	—	65	—	—	65
Net loss	—	—	—	(45,741)	—	(45,741)
Balance at September 30, 2019	45,740,575	$—	$842,599	$(459,366)	$226	$383,459

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	29,901,368	$—	$347,327	$(190,649)	$(80)	$156,598
Issuance of common stock upon exercise of stock options	183,692	—	807	—	—	807
Stock-based compensation expense	—	—	3,385	—	—	3,385
Issuance of common stock, net of $14,201 in issuance costs	6,612,500	—	217,237	—	—	217,237
Net loss	—	—	—	(25,571)	—	(25,571)
Unrealized loss on investments, net	—	—	—	—	(14)	(14)
Balance at March 31, 2018	36,697,560	—	568,756	(216,220)	(94)	352,442
Issuance of common stock upon exercise of stock options	141,828	—	1,139	—	—	1,139
Issuance of common stock upon exercise of warrants	5,800	—	—	—	—	—
Stock-based compensation expense	—	—	4,097	—	—	4,097
Issuance of common stock, net of $292 in issuance costs	400,024	—	14,602	—	—	14,602
Net loss	—	—	—	(31,367)	—	(31,367)
Unrealized gain on investments, net	—	—	—	—	51	51
Balance at June 30, 2018	37,245,212	—	588,594	(247,587)	(43)	340,964
Issuance of common stock upon exercise of stock options	207,917	—	1,253	—	—	1,253
Stock-based compensation expense	—	—	4,633	—	—	4,633
Net loss	—	—	—	(36,291)	—	(36,291)
Unrealized loss on investments, net	—	—	—	—	(4)	(4)
Balance at September 30, 2018	37,453,129	$—	$594,480	$(283,878)	$(47)	$310,555
See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:	Unaudited
Net loss	$(139,896)	$(93,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,732	3,948
Amortization of right-of-use assets	1,966	—
Stock-based compensation	17,343	12,115
Accretion of discount on marketable securities	(2,878)	(856)
Change in fair value of contingent acquisition consideration payable	115	(2,327)
Other	21	83
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	591	(1,212)
Other assets	(1,417)	(3,260)
Accounts payable	70	(724)
Accrued liabilities	1,548	4,635
Deferred rent	—	1,332
Operating lease liabilities	(2,112)	—
Net cash used in operating activities	(118,917)	(79,495)
Cash flows from investing activities:
Purchases of property and equipment	(10,017)	(8,074)
Proceeds from maturities of marketable securities	381,351	127,880
Purchases of marketable securities	(396,103)	(209,952)
Net cash used in investing activities	(24,769)	(90,146)
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP purchases	9,350	3,199
Proceeds from issuance of common stock, net of issuance costs	54,373	231,724
Tax paid related to net share settlement of equity awards	(796)	—
Net cash provided by financing activities	62,927	234,923
Net (decrease) increase in cash, cash equivalents and restricted cash	(80,759)	65,282
Cash, cash equivalents and restricted cash at beginning of period	148,097	42,661
Cash, cash equivalents and restricted cash at end of period	$67,338	$107,943

Noncash investing and financing activities:
Change in accounts payable and accrued liabilities related to property and equipment purchases	$1,786	$2,200
Change in prepaid expenses and other current assets related to equity issuances and option exercises	$45	$—
Right-of-use assets obtained in exchange for lease obligations	$5,155	$—
See accompanying notes to unaudited interim condensed consolidated financial statements.

AUDENTES THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation
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
Need for Additional Capital
The Company has incurred net losses from operations since inception and as of September 30, 2019, had an accumulated deficit of $459.4 million. The Company expects that its development activities will continue to generate operating losses over the next several years.
Common Stock Sales Agreement
In March 2018, the Company filed an automatic universal shelf registration statement. Pursuant to the registration statement, the Company entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million. Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cowen would use its commercially reasonable efforts to sell the shares from time to time, based upon the Company’s instructions. Sales of the Company’s common stock, if any, would be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Stock Market, or Nasdaq, or any other existing trading market for the common stock, at market prices or as otherwise agreed with Cowen. Under the sales agreement, Cowen would be entitled to a commission of up to 3.0% of the gross proceeds per share sold. The Company has no obligation to sell any shares under the sales agreement and may, at any time, suspend offers under the sales agreement or terminate the sales agreement by giving written notice as specified in the sales agreement.
During the nine months ended September 30, 2019, the Company sold 1,421,151 shares of common stock under the ATM for aggregate net proceeds of $54.4 million. As of September 30, 2019, there was approximately $78.6 million (excluding commissions) available for future sales pursuant to the ATM.
Liquidity
As of September 30, 2019, the Company had approximately $351.5 million of cash, cash equivalents and marketable securities, consisting of $63.6 million of cash and cash equivalents and $287.9 million of marketable securities. The Company believes that its balance of cash, cash equivalents and investments as of September 30, 2019 is sufficient to fund its current operational plan for at least the next twelve months from the issuance of these financial statements, though it may pursue additional capital through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. If financing is not available at adequate levels or on acceptable terms, the Company may need to reevaluate its operating plans. In addition, if the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies
The Company's significant accounting policies are detailed in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies disclosed in Note 2 - Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Basis of Preparation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s audited financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2018.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of any expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities, acquisition contingent consideration, income taxes, and stock-based compensation. Management bases its estimates on historical experience, and on various other market-specific relevant assumptions that management believes to be reasonable, under the circumstances. Actual results may differ from those estimates.
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
Accounting Pronouncements Adopted in 2019
In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-15, Intangibles - Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in ASC 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted and the Company early adopted the standard on January 1, 2019. Adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements. See Note 5 for further disclosure.
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

Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $24.9 million and $29.9 million, respectively, on the Company’s condensed consolidated balance sheet as of September 30, 2019. However, the adoption of the new standard did not have an impact on the Company’s beginning accumulated deficit, statement of operations or cash flows. For additional information regarding the Company’s leases, see Note 9 in the notes to the condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. It is the Company’s expectation that adoption of this pronouncement will not have a material impact to its condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. In addition, ASU 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures. It is the Company’s expectation that adoption of this pronouncement will not have a material impact to its consolidated financial statements and related disclosures.

3.	Investments
Investments consist of available-for-sale marketable securities as follows (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Unaudited)
Money market funds	$22,647	$—	$—	$22,647
Commercial paper	92,750	7	(3)	92,754
Corporate securities	111,201	178	—	111,379
U.S. treasury bills	10,760	2	—	10,762
U.S. government agency securities	61,367	35	(1)	61,401
U.S. agency bonds	37,579	8	—	37,587
Total available-for-sale securities	$336,304	$230	$(4)	$336,530

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Money market funds	$33,399	$—	$—	$33,399
Commercial paper	144,578	—	—	144,578
Corporate securities	82,670	8	(39)	82,639
U.S. treasury bills	60,573	—	(8)	60,565
U.S. government agency securities	15,219	—	—	15,219
U.S. agency bonds	51,411	—	(22)	51,389
U.S. agency discount securities	18,716	—	—	18,716
Total available-for-sale securities	$406,566	$8	$(69)	$406,505

The following table summarizes the classification of the available-for-sale securities on the Company's condensed consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Cash and cash equivalents	$48,656	$136,547
Short-term investments	287,874	269,958
Total	$336,530	$406,505

The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of the investments' amortized cost basis, which may be maturity. The unrealized losses were the result of interest rate fluctuations affecting the value of the underlying instruments and the Company determined that the unrealized losses at September 30, 2019 were temporary in nature.

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
Assets Measured at Fair Value
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	September 30, 2019
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(Unaudited)
Money market funds	$22,647	$22,647	$—	$—
Commercial paper	92,754	—	92,754	—
Corporate securities	111,379	—	111,379	—
U.S. treasury bills	10,762	—	10,762	—
U.S. government agency securities	61,401	—	61,401	—
U.S. agency bonds	37,587	—	37,587	—
Total financial assets	$336,530	$22,647	$313,883	$—

	December 31, 2018
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Money market funds	$33,399	$33,399	$—	$—
Commercial paper	144,578	—	144,578	—
Corporate securities	82,639	—	82,639	—
U.S. treasury bills	60,565	—	60,565	—
U.S. government agency securities	15,219	—	15,219	—
U.S. agency bonds	51,389	—	51,389	—
U.S. agency discount securities	18,716	—	18,716	—
Total financial assets	$406,505	$33,399	$373,106	$—

The financial assets listed above do not include the Company’s operating cash of $14.9 million and $7.8 million as of September 30, 2019 and December 31, 2018, respectively.
Liabilities Measured at Fair Value
In August 2015, the Company acquired Cardiogen Sciences, Inc., or Cardiogen, a biotechnology company focused on the discovery and development of AAV gene therapy products for rare, inherited arrhythmogenic diseases. Pursuant to the terms of the acquisition, upon first dosing of a patient in a human clinical study involving AT307 for the treatment of CASQ2-CPVT, the Company is obligated to pay to former Cardiogen shareholders $4.2 million in common stock plus an additional $5.8 million in either cash or common stock, at the Company’s election, for aggregate contingent consideration of $10.0 million.  The Company recorded a contingent consideration payable that is estimated using a probability-based income approach utilizing an appropriate discount rate. Key assumptions used by management to estimate the fair value of contingent acquisition consideration payable include estimated probability of occurrence, the estimated timing of when the milestone may be attained and assumed discount period and discount rate, which are Level 3 inputs. Changes in the fair value of the contingent acquisition consideration payable, resulting from management’s revision of key assumptions, are recorded in research and development expense in the consolidated statement of operations and comprehensive loss. The probability-based income approach used by management to estimate the fair value of the contingent acquisition consideration is most sensitive to changes in the estimated probability of occurrence.
The following is a summary of the contingent acquisition consideration payable recorded in the accompanying consolidated balance sheets (in thousands):

Amount
(Unaudited)
Balance, December 31, 2018	$2,345
Change in fair value of contingent acquisition consideration payable	115
Balance, September 30, 2019	$2,460

5.	Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consist of the following (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Furniture and office equipment	$2,439	$1,898
Computer equipment	1,391	1,019
Software	526	513
Leasehold improvements	23,453	19,607
Laboratory equipment	11,694	9,570
Manufacturing equipment	8,129	6,619
Construction in progress and deposits on equipment	6,640	3,320
Total property and equipment	54,272	42,546
Less accumulated depreciation and amortization	(16,107)	(10,447)
Property and equipment, net	$38,165	$32,099

Property and equipment depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $2.0 million and $1.5 million, respectively. Property and equipment depreciation and amortization for the nine months ended September 30, 2019 and 2018 was $5.7 million and $3.9 million, respectively.
Capitalized Implementation Costs of a Hosting Arrangement
The Company implemented a new enterprise resource planning, or ERP, system in July 2019. The ERP system is a cloud-based hosting arrangement that is a service contract. The Company early and prospectively adopted ASU 2018-15, Intangibles - Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract in the classification of costs incurred in connection with the implementation of this hosted ERP system. Based on the guidance, the Company expensed all costs (internal and external) that were incurred in the planning and post-implementation operation stages and capitalized approximately $2.5 million in costs related to the application development stage.  The capitalized costs are amortized on a straight-line basis over the non-cancelable contract term of five years.  As of September 30, 2019, approximately $0.5 million and $1.9 million of the capitalized costs were classified in current and noncurrent assets, respectively.  The Company began amortizing the capitalized implementation costs on July 1, 2019, which was the date the ERP system was placed in production and ready for its intended use. Amortization expense for the three and nine months ended September 30, 2019 was $0.1 million.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Accrued payroll and related expenses	$8,310	$8,581
Accrued research and development expenses	4,692	3,317
Accrued construction in progress	74	71
Accrued general and administrative expenses	1,474	959
Total accrued liabilities	$14,550	$12,928

6.	Commitments and Contingencies
In February 2019, the Company entered into an exclusive license agreement with Nationwide Children's Hospital related to the Company's AT702 program. Pursuant to the agreement, the Company paid an upfront fee of $7.0 million and will be obligated to make certain milestone and royalty payments upon the achievement of developmental, regulatory and net sales milestones.
As of September 30, 2019, the Company is subject to contingent payments upon the achievement of certain development, regulatory and commercial milestones, totaling up to approximately $270.9 million across all of its licensing agreements. Of this amount, $74.0 million relates to the Company’s Crigler-Najjar and CASQ2-CPVT programs, for which the Company previously announced plans to explore outlicensing opportunities to continue development activities.

7.	Stock Compensation
Stock-based Compensation Expense
Stock-based compensation expense by category was as follows for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Research and development	$3,048	$2,611	$9,465	$6,930
General and administrative	2,664	2,022	7,878	5,185
Total stock-based compensation expense	$5,712	$4,633	$17,343	$12,115

Stock Options
The following table summarizes option activity for the nine months ended September 30, 2019:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Option

Balance, December 31, 2018	4,894,201	$18.79
Options granted	1,581,183	$28.04
Options exercised	(698,790)	$12.35
Options forfeited	(664,866)	$24.29
Balance, September 30, 2019	5,111,728	$21.82

The fair value of stock options granted to employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	6.0-6.1	6.1	5.5-6.1	5.5-6.1
Expected volatility	62-63%	70%	62-68%	70-76%
Risk-free interest rate	1.4-1.9%	2.8-3.0%	1.4-2.6%	2.3-3.0%
Expected dividend yield	—%	—%	—%	—%

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
The following table summarizes activity of RSUs granted to employees with service-based vesting during the nine months ended September 30, 2019:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per RSU

Balance, December 31, 2018	—
RSUs granted	571,530	$28.59
RSUs vested	(58,156)	$24.89
RSUs forfeited	(62,468)	$24.94
Balance, September 30, 2019	450,906	$29.57
2016 Employee Stock Purchase Plan
The Company's 2016 Employee Stock Purchase Plan, or the 2016 ESPP, was adopted on July 19, 2016 and commenced on May 1, 2018.  The Company initially reserved 210,000 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP increases automatically on January 1 of each calendar year through January 1, 2028 by the number of shares equal to 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31.
Under the 2016 ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the offering period or at the end of each applicable purchase period. The 2016 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2016 ESPP are limited to a maximum of 15% of an employee’s eligible compensation and purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. The expense for the three and nine months ended September 30, 2019 was based on the fair value of rights granted upon the commencement of an offering and calculated using the following assumptions: for the three and nine months ended September 30, 2019 expected term in years was 0.5; volatility was 54.6% and 54.6-62.2%, respectively; the risk-free interest rate was 2.4% and 2.4-2.5%, respectively; and no dividend yield.

8.	Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2019 and 2018 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses have been fully reserved as the Company believes it is not more likely than not that the benefit will be realized.

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

For the three and nine months ended September 30, 2019, the Company recorded operating lease costs of $1.5 million and $4.4 million, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease costs for the three and nine months ended September 30, 2019 were $0.2 million and $0.7 million, respectively, primarily related to common area maintenance, taxes, utilities and insurance with the Company's operating leases. Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2019 were $1.6 million and $4.4 million, respectively.
As of September 30, 2019, maturities of lease liabilities for the following five fiscal years and thereafter were as follows (in thousands except lease term and discount rate):

Amount
Remainder of 2019	$1,627
2020	6,692
2021	6,901
2022	7,130
2023	5,847
Thereafter	13,582
Total lease payments	41,779
Less:
Imputed interest	(11,714)
Tenant improvement not yet received	(176)
Present value of operating lease liabilities	$29,889
Current operating lease liabilities	$3,399
Operating lease liabilities - long-term	$26,490

Weighted-average remaining lease term (in years)	6.1
Weighted-average discount rate	11.0%

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
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any potential dilutive effects of common stock equivalents. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, convertible preferred stock, and unvested restricted common stock. As the Company had net losses for the three and nine months ended September 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.
The following table sets forth the computation of basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net loss	$(45,741)	$(36,291)	$(139,896)	$(93,229)
Weighted-average number of shares used in computing net loss per share	45,543,354	37,359,877	44,538,676	36,302,803
Net loss per share, basic and diluted	$(1.00)	$(0.97)	$(3.14)	$(2.57)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2019	2018
Stock options to purchase common stock	5,111,728	5,029,052
Restricted stock units	450,906	—
	5,562,634	5,029,052

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
We have built a compelling portfolio of product candidates, including AT132 for the treatment of X-Linked Myotubular Myopathy, or XLMTM; AT845 for Pompe disease; AT702, AT751 and AT753 for Duchenne muscular dystrophy, or DMD; and AT466 for myotonic dystrophy type 1, or DM1. We are completing enrollment in the pivotal expansion cohort of ASPIRO, a clinical trial of our most advanced product candidate, AT132, and plan to submit a biologics license application, or BLA, with the U.S. Food and Drug Administration, or FDA, for AT132 in mid-2020, and a marketing authorization application, or MAA, with the European Medicines Agency, or EMA, in the second half of 2020. In our Pompe disease program, we submitted our Investigational New Drug, or IND, application for AT845 to the FDA in September 2019. The FDA’s review of our submission is ongoing. In our DMD program, we are collaborating with Nationwide Children’s Hospital, or Nationwide Children’s, to develop AT702, a vectorized exon skipping product candidate designed to induce exon 2 skipping in DMD patients with duplications of exon 2 and mutations in exons 1-5 of the dystrophin gene. We plan to submit an IND for AT702 in the first quarter of 2020. Separate from the Nationwide Children’s collaboration, we are conducting preclinical work to advance AT751 and AT753, vectorized exon skipping product candidates to treat DMD patients with genotypes amenable to exon 51 and exon 53 skipping. In combination, we estimate that AT702, AT751 and AT753 may have the potential to address more than 25% of DMD patients, and we plan to leverage our vectorized exon skipping platform to develop additional product candidates with the potential to address up to 80% of DMD patients over time. We are also working with Nationwide Children’s to evaluate vectorized RNA knockdown and vectorized exon skipping to treat DM1. Preclinical vector screening studies are underway, and we expect to submit an IND for AT466 in 2020. We maintain full global rights to all of our product candidates.

We have developed a proprietary in-house current Good Manufacturing Practices, or cGMP, capability to produce our product candidates, providing us with a core strategic capability, and enabling more control over development timelines, costs and intellectual property. Our manufacturing facility is located in South San Francisco, California and supports our process and analytical development, fill-finish, quality control testing and manufacturing operations in accordance with cGMP requirements. We have designed and commissioned the facility to support the unique licensing requirements of both the FDA and EMA and we have initiated BLA readiness and validation activities for our XLMTM program. Operating at a 2x500-liter scale, we believe our current manufacturing capacity is sufficient to meet the anticipated global commercial demands of our XLMTM program, and the near-term development needs of our other product candidates. In addition to our vector manufacturing capabilities, we have invested in a state-of-the-art, internal plasmid manufacturing facility to support production of nonclinical and cGMP-grade plasmids for all of our development programs, including the potential commercialization of AT132. We plan to continue investment in our manufacturing capabilities to enable the cost-effective production of high-quality AAV vectors to support our clinical development and commercialization activities.
Recent Developments
AT132 for X-Linked Myotubular Myopathy
In October 2019, we presented new positive interim data from ASPIRO at the 24th International Annual Congress of the World Muscle Society. The newly reported data include safety and efficacy assessments as of the August 7, 2019 data cut-off date for 12 patients enrolled in the ASPIRO dose escalation cohorts. The data include 48 weeks or more of follow-up for seven patients enrolled in Cohort 1 (1x1014 vector genomes per kilogram (vg/kg); six treated and one untreated control) and 24-48 weeks of follow-up for five patients in Cohort 2 (3x1014 vg/kg; four treated and one untreated control). Key assessments include neuromuscular function as assessed by the achievement of motor milestones and improvement in CHOP INTEND score, and respiratory function as assessed by reduction in ventilator dependence and improvement in maximal inspiratory pressure. The newly reported data do not include new muscle biopsy data. Patients receiving AT132 have achieved significant and durable reductions in ventilator dependence, an endpoint considered to be closely correlated with morbidity and mortality in XLMTM patients. To date, the first seven patients treated (all six treated patients in Cohort 1 and the first patient treated in Cohort 2) have achieved ventilator independence. All treated patients were making progress against clinically meaningful developmental milestones with four patients walking with support or alone. AT132 was generally well-tolerated and showed a manageable safety profile across both dose groups. Since the last data update in May 2019, there has been one new serious adverse event, or SAE, in Cohort 2, an episode of joint swelling that resolved without treatment. Results to date indicate no clinically meaningful differences in the safety and tolerability profile of AT132 between the 1x1014 vg/kg and 3x1014 vg/kg dose cohorts.
Next steps in the AT132 development program include the completion of enrollment and follow-up of patients in the ASPIRO pivotal expansion cohort, designed to confirm the safety and efficacy profile of AT132 at a dose of 3x1014 vg/kg, and preparations for filing of a BLA for AT132 in the United States planned in mid-2020 and filing of a MAA in Europe planned for the second half of 2020.
AT845 for Pompe disease
In September 2019 we submitted our IND for AT845 to the FDA. The FDA’s review of our submission is ongoing, and in parallel we are progressing our clinical trial site start-up activities in anticipation of starting a Phase 1/2 clinical study in the first quarter of 2020.
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

Financial Overview
Since our inception, we have devoted substantially all of our resources to: identifying, acquiring, and developing our product candidate portfolio; organizing and staffing our company; raising capital; developing our manufacturing capabilities; and providing general and administrative support for these operations. We have never generated revenue and have incurred significant net losses since inception. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our product candidates or enter into collaborative agreements with third parties. Our net losses were $128.8 million, $90.2 million and $59.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $139.9 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $459.4 million. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We have funded our operations to date primarily from the issuance and sale of our convertible preferred stock, and through the issuance and sale of our common stock pursuant to public offerings. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $351.5 million.
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
The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
AT132 direct program costs	$4,835	$7,311	$18,736	$14,380
AT845 direct program costs	2,117	1,812	10,329	7,156
AT466 direct program costs	325	—	945	—
AT702 direct program costs	1,517	—	9,195	—
AT342 direct program costs	179	992	1,123	3,774
Personnel, non-program, and unallocated program costs(1)	28,663	19,803	74,444	50,847
Total research and development expenses	$37,636	$29,918	$114,772	$76,157

(1) Includes $23,000 and $0.6 million of costs related to our AT307 program during the three and nine months ended September 30, 2018, respectively. In the first quarter of 2019, we decided to seek a third-party to develop the AT307 program. The costs we incurred for the AT307 program during the three and nine months ended September 30, 2019 were immaterial.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, facilities costs, including rent and maintenance of facilities, depreciation and amortization expense and other expenses for outside professional services, including commercial, legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonuses, payroll taxes, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase in the future due to anticipated increases in headcount and professional services to prepare for the commercialization of AT132, further advance our pipeline and as a result of our operations as a public company, including expenses related to compliance with the rules and regulations of the SEC, Nasdaq, and other governing bodies in addition to insurance expenses, investor relations activities and other administration, accounting and professional services.
Interest Income, Net
Interest income consists of interest earned on our cash, cash equivalents and investments, and amortization of premiums or discounts from our marketable securities.

Other Expense, Net
Other expense, net primarily consists of gains and losses on disposals of property and equipment, investment management fees and foreign currency transaction gains and losses incurred during the period.
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
Recent Accounting Pronouncements
Except as described in Note 2, Summary of Significant Accounting Policies, to the Unaudited Interim Condensed Consolidated Financial Statements, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2018, that are significant to us.
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$37,636	$29,918	$7,718
General and administrative	10,189	7,817	2,372
Total operating expenses	47,825	37,735	10,090
Loss from operations	(47,825)	(37,735)	(10,090)
Interest income, net	2,112	1,509	603
Other expense, net	(28)	(65)	37
Net loss	$(45,741)	$(36,291)	$(9,450)

Research and Development
Research and development expenses increased by $7.7 million, or 26%, to $37.6 million for the three months ended September 30, 2019. The increase was primarily the result of a $2.9 million increase for facilities and overhead related costs primarily due to increased headcount and investment in manufacturing, a $2.1 million increase in personnel costs, a $1.4 million increase in license and milestone payments related to our licensing agreements, a $0.8 million increase in consulting and professional services, a $0.7 million increase in manufacturing expense, a $0.4 million increase for non-cash stock-based compensation expense due to increased headcount that resulted in higher number of outstanding equity awards, and a $0.2 million increase in preclinical research, partially offset by a decrease of $0.8 million for clinical trial cost.

Our AT132 program expenses decreased by $2.5 million as compared to the same period in 2018 mainly due to fewer runs of study materials for the AT132 program as we provided production capacity to support other programs. Our AT845 program expenses increased by $0.3 million as we increased manufacturing of study materials and incurred additional consulting and initiation costs in preparation for planned clinical trials.  In connection with the in-licensing of AT702, we incurred $1.5 million in development expense during the three months ended September 30, 2019. Additionally, we initiated development activities for our AT466 program and incurred $0.3 million in related expense during the three months ended September 30, 2019.
General and Administrative
General and administrative expenses increased by $2.4 million, or 30%, to $10.2 million for the three months ended September 30, 2019. The increase was primarily the result of a $1.0 million increase in personnel due to an increased headcount, a $0.6 million increase in stock-based compensation expense due to increased headcount that resulted in higher number of outstanding equity awards, a $0.4 million increase in facilities and overhead related costs, and a $0.3 million increase in consulting expense and professional services.
Interest Income, Net
Interest income, net increased by $0.6 million, or 40%, to $2.1 million for the three months ended September 30, 2019, primary due to a higher cash balance as compared to the three months ended September 30, 2018 and our investment of funds received from our public equity offerings in fixed-income securities.
Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$114,772	$76,157	$38,615
General and administrative	31,960	20,617	11,343
Total operating expenses	146,732	96,774	49,958
Loss from operations	(146,732)	(96,774)	(49,958)
Interest income, net	6,937	3,662	3,275
Other expense, net	(101)	(117)	16
Net loss	$(139,896)	$(93,229)	$(46,667)

Research and Development
Research and development expenses increased by $38.6 million, or 51%, to $114.8 million for the nine months ended September 30, 2019. The increase was primarily the result of a $9.8 million increase in manufacturing expense for clinical materials and supplies to support our clinical trials and research and development efforts, a $8.0 million increase in license and milestone payments, primarily due to the in-licensing of AT702, a $6.9 million increase in personnel costs, a $6.8 million increase for facilities and overhead related costs primarily due to increased headcount and investment in manufacturing, a $2.5 million increase for non-cash stock-based compensation expense due to increased headcount that resulted in higher number of outstanding equity awards, a $2.4 million increase in consulting and professional services, and a $0.4 million increase in clinical trials cost, partially offset by a decrease of $0.5 million for preclinical research. Additionally, during the nine months ended September 30, 2018, we revised our estimated probability and timing for triggering a milestone payment pursuant to the Cardiogen acquisition agreement that resulted in a $2.3 million decrease to the estimated fair value of the contingent liability and a related $2.3 million reduction of research and development expense.
Our AT132 and AT845 program expenses increased by $4.4 million and $3.2 million, respectively, as we conducted our ASPIRO clinical trial and increased manufacturing of clinical materials and incurred additional consulting and initiation costs in preparation for planned clinical trials.  In connection with the in-licensing of AT702, we incurred a one-time license fee of $7.0 million and $2.2 million in development expense during the nine months ended September 30, 2019. Additionally, we initiated development activities for our AT466 program and incurred $0.9 million in related expense during the nine months ended September 30, 2019.

General and Administrative
General and administrative expenses increased by $11.3 million, or 55%, to $32.0 million for the nine months ended September 30, 2019. The increase was primarily the result of a $4.4 million increase in personnel due to an increased headcount, a $2.7 million increase in stock-based compensation expense due to increased headcount that resulted in higher number of outstanding equity awards, a $2.6 million increase for facilities and overhead related costs to support our continued growth, and a $1.6 million increase in consulting expense and professional services.
Interest Income, Net
Interest income, net increased by $3.3 million, or 89%, to $6.9 million for the nine months ended September 30, 2019, primary due to a higher cash balance as compared to the nine months ended September 30, 2018 and our investment of funds received from our public equity offerings in fixed-income securities.

Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Our operations have been financed primarily by net proceeds from the sale and issuance of convertible preferred stock and common stock.
Common Stock Sales Agreement
In March 2018, we filed an automatic universal shelf registration statement. Pursuant to the registration statement, we entered into an “at-the-market” program and sales agreement, or ATM, with Cowen and Company, LLC., or Cowen, under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million. Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cowen would use its commercially reasonable efforts to sell the shares from time to time, based upon our instructions. Sales of our common stock, if any, would be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on Nasdaq or any other existing trading market for the common stock, at market prices or as otherwise agreed with Cowen. Under the sales agreement, Cowen would be entitled to a commission of up to 3.0% of the gross proceeds per share sold. We have no obligation to sell any shares under the sales agreement and may, at any time, suspend offers under the sales agreement or terminate the sales agreement by giving written notice as specified in the sales agreement. During the nine months ended September 30, 2019, we sold 1,421,151 shares of common stock under the ATM for aggregate net proceeds of $54.4 million. As of September 30, 2019, there was approximately $78.6 million (excluding commissions) available for future sales pursuant to the ATM.
Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash and capital expenditure requirements through at least the next 12 months from the issuance of the September 30, 2019 financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through one or more equity offerings, debt financings or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(118,917)	$(79,495)
Cash used in investing activities	(24,769)	(90,146)
Cash provided by financing activities	62,927	234,923
Net (decrease) increase in cash, cash equivalents and restricted cash	$(80,759)	$65,282

Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2019 was $118.9 million. Our net loss was $139.9 million, which was partially offset by noncash charges of $22.3 million, consisting primarily of $17.3 million of stock-based compensation expense, $5.7 million of depreciation and amortization expense and $2.0 million of amortization of right-of-use assets, offset by $2.9 million primarily related to the accretion of discounts on marketable securities. The changes in net operating assets and liabilities were primarily the result of a decrease in prepaid expenses and current assets of $0.6 million, an increase of $1.4 million in other assets, an increase of $0.1 million in accounts payable and an increase of $1.5 million in accrued liabilities. These changes are primarily based on timing of invoicing by our vendors and payments from us to them. In addition, we recorded a decrease of $2.1 million related to our operating lease liabilities.
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
Cash Flows from Investing Activities
Cash used in investing activities was $24.8 million for the nine months ended September 30, 2019, primarily due to purchases of investments of $396.1 million and purchases of property, equipment and leasehold improvements of $10.0 million, offset by the proceeds of $381.4 million from the maturities of investments.
Cash used in investing activities was $90.1 million for the nine months ended September 30, 2018, primarily due to purchases of marketable securities of $210.0 million and purchases of property and equipment and leasehold improvements of $8.1 million, partially offset by the sale or maturity of marketable securities of $127.9 million.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2019 was related to proceeds of $9.4 million from the exercise of stock options and purchases under the 2016 ESPP and $54.4 million in net proceeds from the ATM, offset by $0.8 million in withholding taxes paid for the net share settlement of equity awards.
Cash provided by financing activities for the nine months ended September 30, 2018 was related to net proceeds from our follow-on offering of $217.1 million and from the ATM of $14.6 million, net of underwriting discounts, commissions and offering costs, and proceeds from the exercise of stock options of $3.2 million

Off-Balance Sheet Arrangements
At September 30, 2019, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Other Commitments
Lease Agreements
There were no significant changes to our lease agreements during the nine months ended September 30, 2019 as compared to our previous disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.
License and Collaboration Agreements
As of September 30, 2019, the Company is subject to contingent payments upon the achievement of certain development, regulatory and commercial milestones, totaling up to approximately $270.9 million across all of its licensing agreements. Of this amount, $74.0 million relates to the Company’s Crigler-Najjar and CASQ2-CPVT programs, for which the Company announced plans to explore outlicensing opportunities to continue development activities.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and investments of $351.5 million and $414.3 million as of September 30, 2019 and December 31, 2018, respectively, which consisted of bank deposits, money market funds and marketable fixed income securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2019 or December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the third quarter of 2019, we implemented a new enterprise resource planning, or ERP, system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes. In connection with the ERP system implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.
Other than the ERP system implementation, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, significant marketing efforts and substantial investment to achieve all of the foregoing before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the U.S. Food and Drug Administration, or the FDA, or certain other foreign regulatory agencies, such as the EMA, before we may commercialize our product candidates.
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

•
the precise composition of the final datasets is subject to ongoing regulatory feedback, which is likely to continue up until the time of submission of a BLA, or equivalent, and the advice may vary by regulatory authority.

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

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapy studies that raise safety or efficacy concerns broadly about the field of gene therapy, or about our product candidates specifically. For example, we previously reported at our May and October 2019 ASPIRO updates that a series of adverse events have occurred in ASPIRO, several of which have been deemed to be serious and possibly or probably related to treatment with AT132. Additionally, in January 2018, an academic gene therapy researcher published results from non-GLP studies conducted in a small number of non-human primates and piglets, utilizing AAV vectors with different capsid serotypes and transgenes than those we use in our product candidates. These publications cited concerns about the potential risks of high systemic doses of AAV gene therapy products. We have not observed similar results in any of our non-clinical studies with our candidate vectors and continue to conduct preclinical studies and clinical trials across our portfolio of product candidates. If we observe unexpected safety signals in these studies or trials, we may decide, or regulatory authorities may require us, to delay or halt further development of our product candidates.

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
Known side effects of treatment with gene therapy products include an immunologic reaction early after administration that could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment, including the development of a T-cell-mediated immunological response, most often seen affecting the liver.  In ASPIRO, our Phase 1/2 clinical trial of AT132, we have seen several adverse events, or AEs, that were deemed to be probably or possibly related to treatment, including elevations of liver enzymes, a signal that a T-cell mediated immune response has likely occurred.  At our May and October 2019 ASPIRO updates, we reported a series of adverse events that were deemed to be serious, or SAEs.  These included troponin I elevations, creatine kinase elevations, myocarditis, ST segment elevation, atrial tachycardia, hyperbilirubinemia, nausea, vomiting and fever.  To date, all of the reported adverse events in ASPIRO have resolved without treatment or been controlled by treatment.  However, if we are unable to clinically manage potential safety events in the future, we may decide or be required to halt or delay further clinical development of our product candidates.

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
The manufacturing processes used to produce our product candidates are complex, novel and have not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, disruption in utility services, human error, disruptions in the operations of our suppliers, or natural disasters. We currently manufacture all of our preclinical study and clinical trial material at our internal cGMP manufacturing plant located in South San Francisco, California, and, if approved, we plan to manufacture the commercial supply of AT132 at this same facility. We do not currently have redundant manufacturing capabilities, and if we encounter any production interruptions at our facility, it could be detrimental to our ability to conduct ongoing operations and otherwise harm our business, financial condition, results of operations and business prospects. Even if in the future we seek to acquire a redundant manufacturing facility, there can be no assurance that we will do so on commercially reasonable terms, or at all, and to acquire such facility we will need to obtain additional capital, which may not be available to us on commercially reasonable terms, or at all.
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
For the treatment of XLMTM, Valerion Therapeutics, LLC, or Valerion, is studying VAL-0620, a fusion protein consisting of an antibody linked to MTM1. Preclinical evaluation of this approach in the MTM1 murine model demonstrated improvements in both muscle structure and function, as reported in a 2013 publication. Working in collaboration with IONIS Pharmaceuticals, Inc., or Ionis, Dynacure S.A.S., or Dynacure, is studying Dyn101, an antisense oligonucleotide designed to downregulate the expression of the DNM2 protein as a potential treatment for centronuclear myopathies. Preclinical evaluation of this approach in a MTM1 knockout mouse model demonstrated a reduction of DNM2 protein expression in muscle, correction of muscle pathology and extended lifespan of affected mice. Dynacure has announced that the FDA has granted Orphan Drug Designation for Dyn101 and plans to initiate a European multicenter Phase 1/2 clinical trial for Dyn101, in the second half of 2019. The Valerion and tamoxifen programs have not been reported to have progressed to clinical development.

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
For the treatment of DMD, there are several genetic medicines approaches being pursued. Sarepta Therapeutics, Inc., or Sarepta, has been evaluating multiple technologies, including naked antisense oligonucleotide, or ASO, therapies, based on phosphorodiamidate morpholino oligomer chemistry and has received approval of Exondys51 (eteplirsen) for patients with DMD genotypes amenable to exon 51 skipping. Sarepta has other exon skipping product candidates in development, including one for exon 53 skipping (golodirsen) for which an NDA has been filed, one for exon 45 skipping (casimersen) which has been reported to be in phase 3 development, and one for exon 52 skipping which has been reported to be in preclinical development. In August 2019, Sarepta announced it had received a Complete Response Letter from the FDA regarding its NDA seeking accelerated approval of golodirsen. Sarepta is also developing ASOs for DMD using peptide phosphorodiamidate morpholino oligomer chemistry and currently has an exon 51 skipping candidate in early clinical development. Pfizer Inc., and Solid Biosciences, Inc. are each in clinical development with AAV-based microdystrophin gene replacement product candidates. Sarepta is also pursuing a surrogate gene therapy program, overexpressing the GALGT2 gene, and is in early clinical development. Exonics Therapeutics, Inc. and Editas Medicine, Inc. are in preclinical development with CRISPR/Cas 9 gene editing approaches to DMD. In June 2019, Vertex and Exonics Therapeutics announced entering into a definitive agreement under which Vertex would acquire Exonics. Wave Life Sciences, Inc., or Wave Life Sciences, is reported to be in a Phase 1/2 trial with an exon skipping approach utilizing stereopure ASOs. Wave Life Sciences has reported pursuing product candidates to skip exons 51, 55, 53, 45, 44 and 52. NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co. Limited, reported in October 2019 to have completed submission of its rolling NDA to the FDA for NS-065/NCNP-01 (viltolarsen), an ASO therapy under development for the treatment of DMD amenable to exon 53 skipping.
For DM1, there is no currently approved disease modifying therapy, and patients are frequently treated with different drugs to address certain symptoms of the disease. AMO-Pharma, Ltd. has reported that it has completed a Phase 2 study in patients with congenital and childhood DM1 with Tideglusib (AMO-02), a glycogen synthase kinase 3 beta enzyme inhibitor that influences CUGBP1 activity. Several companies and academic institutions have also reported programs in DM1, but none have yet progressed to clinical trials. These include Wave Life Sciences, Neubase Therapeutics, Inc. and Ionis that are pursuing antisense oligonucleotide-based technologies, Genethon, Vertex and Locana, Inc. that are pursuing gene/RNA editing technologies, Expansion Therapeutics, Inc. that is pursuing CUG-repeat targeting small molecules, Dyne Therapeutics Inc. and Avidity Biosciences, Inc. that are pursuing antibody-targeted oligonucleotide therapies, and Amicus and Asklepios BioPharmaceutical, Inc. that are pursuing gene therapy approaches.
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
We have incurred net losses in each year since our inception. We incurred a net loss of $139.9 million for the nine months ended September 30, 2019 and net losses of $128.8 million and $90.2 million for the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019, we had an accumulated deficit of $459.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities, together with anticipated general and administrative expenses for all of the foregoing. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.
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
Our operations have consumed significant amounts of cash since inception. As of September 30, 2019, our cash, cash equivalents and marketable securities were $351.5 million, which includes short-term investments of $287.9 million.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect will increase with the loss of our status as an “emerging growth company.” In addition, the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Furthermore, as of December 31, 2018, we became a “large accelerated filer” and are required to file our annual report and quarterly reports more quickly than we previously had been required to file them, which may require us to dedicate additional resources to the timely filing of such reports.
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
Risks Related to Our Common Stock
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

10.1	2016 Equity Incentive Plan				X

10.2	2016 Equity Incentive forms of award agreements				X

10.3	2018 Equity Inducement forms of award agreements				X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Date File - The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in iXBRL.				X

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

AUDENTES THERAPEUTICS, INC.

Date:	November 7, 2019	By:	/s/ Matthew Patterson
Matthew Patterson Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Thomas Soloway
Thomas Soloway Chief Financial Officer (Principal Financial and Accounting Officer)